Form 10-Q
period 1996-03-31
COLUMBIA LEASE INCOME FUND II-B LP
filed 1996-05-14
CIK 769333

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             -----------------------

                                    FORM 10-Q
                   Quarterly Report Under Section 13 or 15(d)
              of the United States Securities Exchange Act of 1934

                             -----------------------


For The Quarter Ended March 31, 1996                Commission File No. 2-97907


                      COLUMBIA LEASE INCOME FUND II-B L.P.
             (Exact name of registrant as specified in its charter)


         Delaware                                                    13-3263135
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                              Identification No.)


    One Financial Center, 21st Floor, Boston, MA                          02111
(Address of principal executive offices)                             (Zip Code)


Registrant's telephone number, including area code               (617) 482-8000
                               -------------------


                                 Not Applicable
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes X No ___

                             There are no Exhibits.


                      COLUMBIA LEASE INCOME FUND II-B L.P.
                        (A Delaware Limited Partnership)


                                 INDEX                                                       Page No.

Part I.       FINANCIAL INFORMATION

              Financial Statements

                    Balance Sheets as of March 31, 1996 and December 31, 1995                3

                    Statements of Operations For the Quarters Ended
                          March 31, 1996 and 1995                                            4

                    Statements of Cash Flows For the Quarters Ended
                          March 31, 1996 and 1995                                            5

                    Notes to Financial Statements                                            6 - 7

              Management's Discussion and Analysis of Financial Condition and
                    Results of Operation                                                     8 - 9

Part II.      OTHER INFORMATION

              Items 1 - 6                                                                    10

              Signature                                                                      11


                          PART I. FINANCIAL INFORMATION

                      COLUMBIA LEASE INCOME FUND II-B L.P.
                        (A Delaware Limited Partnership)
                                 Balance Sheets
                                                              Assets                (Unaudited)            (Audited)
                                                                                      3/31/96               12/31/95
Investment property, at cost (note 3):
   Computer equipment                                                             $     1,696,293        $     2,077,781
     Less accumulated depreciation                                                      1,188,140              1,470,538
                                                                                  ---------------        ---------------
       Investment property, net                                                           508,153                607,243

Cash and cash equivalents                                                                  52,979                110,280
Net investment in sales-type and direct financing leases                                        -                    359
Rents receivable, net (note 2)                                                             18,191                 12,186
Sales receivable                                                                                -                    975
Accounts receivable - affiliates (note 4)                                                   1,468                  1,777
                                                                                  ---------------        ---------------

     Total assets                                                                 $       580,791        $       732,820
                                                                                  ===============        ===============

                        Liabilities and Partners' Equity
Liabilities:
   Current portion of long-term debt (note 5)                                     $       194,905        $       208,083
   Accounts payable and accrued expenses - affiliates (note 4)                             42,229                 37,608
   Accounts payable and accrued expenses                                                   31,819                 51,962
   Distributions payable (note 6)                                                          53,202                 79,805
   Long-term debt, less current portion (note 5)                                          243,891                289,416
                                                                                  ---------------        ---------------

     Total liabilities                                                                    566,046                666,874
                                                                                  ---------------        ---------------

Partners' equity:
   General Partner:
     Capital contribution                                                                   1,000                  1,000
     Cumulative net income                                                                 58,069                 57,969
     Cumulative cash distributions                                                       (403,581)              (400,921)
     Reallocation of capital accounts                                                     344,512                341,952
                                                                                  ---------------        ---------------
                                                                                                -                      -
                                                                                  ---------------        ---------------
   Limited Partners (20,217 units):
     Capital contribution, net of
       offering costs                                                                   8,844,937              8,844,937
     Cumulative net income                                                              1,103,332              1,101,431
     Cumulative cash distributions                                                     (9,589,012)            (9,538,470)
     Reallocation of capital accounts                                                    (344,512)              (341,952)
                                                                                  ---------------        ---------------
                                                                                           14,745                 65,946
                                                                                  ---------------        ---------------
     Total partners' equity                                                                14,745                 65,946
                                                                                  ---------------        ---------------

     Total liabilities and partners' equity                                       $       580,791        $       732,820
                                                                                  ===============        ===============

                 See accompanying notes to financial statements.



                      COLUMBIA LEASE INCOME FUND II-B L.P.
                        (A Delaware Limited Partnership)

                            Statements of Operations
                 For the Quarters Ended March 31, 1996 and 1995
                                   (Unaudited)

                                                                                          1996                   1995
                                                                                    ---------------        ---------------
Revenue:
   Rental income on operating leases                                                $       135,004        $       114,703
   Earned income on sales-type and direct
     financing leases                                                                             -                    337
   Interest income                                                                            1,138                  1,248
   Net gain on sale of equipment                                                                340                 14,044
                                                                                    ---------------        ---------------

       Total revenue                                                                        136,482                130,332
                                                                                    ---------------        ---------------

Costs and expenses:
   Depreciation                                                                              99,090                 86,611
   Interest                                                                                  10,514                  1,991
   Related party expenses (note 4):
     Management fees                                                                          6,463                  8,857
     General and administrative                                                              18,414                 11,338
   Provision for doubtful accounts                                                                -                  2,024
                                                                                    ---------------        ---------------

       Total costs and expenses                                                             134,481                110,821
                                                                                    ---------------        ---------------

Net income                                                                          $         2,001        $        19,511
                                                                                    ===============        ===============

Net income per Limited Partnership Unit                                             $          0.09        $          0.92
                                                                                    ===============        ===============

                 See accompanying notes to financial statements.


                      COLUMBIA LEASE INCOME FUND II-B L.P.
                        (A Delaware Limited Partnership)

                            Statements of Cash Flows
                 For the Quarters Ended March 31, 1996 and 1995
                                   (Unaudited)

                                                                                                 1996             1995
                                                                                                 ----             ----
Cash flows from operating activities:
   Net income                                                                               $       2,001     $      19,511
                                                                                            -------------     -------------

Adjustments  to  reconcile   net  income  to  net  cash  provided  by  operating
   activities:
     Depreciation                                                                                  99,090            86,611
     Net gain on sale of equipment                                                                   (340)          (14,044)
     Provision for doubtful accounts                                                                    -             2,024
     Net (increase) decrease in current assets                                                     (4,362)           18,714
     Net (decrease) increase in current liabilities                                               (15,522)           17,125
                                                                                            -------------     -------------

       Total adjustments                                                                           78,866           110,430
                                                                                            -------------     -------------

       Net cash provided by operating activities                                                   80,867           129,941
                                                                                            -------------     -------------

Cash flows from investing activities:
   Purchases of investment property                                                                     -           (80,950)
   Proceeds from sales of investment property                                                         340            14,044
                                                                                            -------------     -------------

       Net cash provided by (used in) investing activities                                            340           (66,906)
                                                                                            -------------     -------------

Cash flows from financing activities:
   Principal payments on long-term debt                                                           (58,703)          (16,328)
   Cash distributions to partners                                                                 (79,805)         (164,928)
                                                                                            -------------     -------------

       Net cash used in financing activities                                                     (138,508)         (181,256)
                                                                                            -------------     -------------

Net decrease in cash and cash equivalents                                                         (57,301)         (118,221)

Cash and cash equivalents at beginning of period                                                  110,280           244,809
                                                                                            -------------     -------------

Cash and cash equivalents at end of period                                                  $      52,979     $     126,588
                                                                                            =============     =============

Supplemental cash flow information:
   Interest paid during the period                                                          $      10,514     $       1,991
                                                                                            =============     =============

Non-cash investing activities:
   Reclassification of residual value of expired
     direct financing lease to operating lease                                              $      20,797     $       4,318
                                                                                            =============     =============

                 See accompanying notes to financial statements.

                      COLUMBIA LEASE INCOME FUND II-B L.P.
                        (A Delaware Limited Partnership)

                          Notes to Financial Statements
            For the Quarters Ended March 31, 1996 and March 31, 1995
                                   (Unaudited)

(1)   Organization

The foregoing financial statements of Columbia Lease Income Fund II-B L.P. (the "Partnership") have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for Form 10-Q and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Pursuant to such rules and regulations, certain note disclosures which are normally required under generally accepted accounting principles have been omitted. It is recommended that these financial statements be read in conjunction with the Partnership's Annual Report on Form 10-K for the year ended December 31, 1995.

(2)   Significant Accounting Policies

Allowance for Doubtful Accounts

The financial statements include an allowance for estimated losses on receivable balances. The allowance for doubtful accounts is based on past write off experience and an evaluation of potential uncollectible accounts within the current receivable balances. Receivable balances which are determined to be uncollectible are charged against the allowance and subsequent recoveries, if any, are credited to the allowance. At March 31, 1996 and December 31, 1995, the allowance for doubtful accounts included in rents receivable was 3,682.

(3)   Investment Property

At March 31, 1996, the Partnership owned computer equipment with a cost basis of $1,566,759 subject to existing leases and equipment with a cost basis of $129,534 in inventory awaiting re-lease or sale. All purchases of computer equipment are subject to a 2.5% acquisition fee paid to the General Partner.

                      COLUMBIA LEASE INCOME FUND II-B L.P.
                        (A Delaware Limited Partnership)

                          Notes to Financial Statements
            For the Quarters Ended March 31, 1996 and March 31, 1995
                                   (Unaudited)

(4)   Related Party Transactions

Fees, commissions and other expenses paid or accrued by the Partnership to the General Partner or affiliates of the General Partner for the three months ended March 31, 1996 and 1995 are as follows:

                                                     1996               1995
                                                     ----               ----

Equipment acquisition fees                        $          -     $        1,974
Management fees                                          6,463              8,857
Reimbursable expenses paid                              19,245             13,092
                                                  ------------     --------------

                                                  $     25,708     $       23,923
                                                  ============     ==============

Under the terms of the Partnership Agreement, the General Partner is entitled to an equipment acquisition fee of 2.5% of the purchase price paid by the Partnership for the equipment. The General Partner is also entitled to a management fee equal to 6% of the monthly rental billings, paid monthly based on rents received. In addition, the Partnership reimburses the General Partner and its affiliates for certain expenses incurred by them in connection with the operation of the Partnership.

(5)   Long-Term Debt

Long-term debt at March 31, 1996 consists of one installment note from Pioneer Bank and Trust Company for $18,072 bearing interest at 8.15% and three installment notes for $39,863, $56,231 and $324,630 from Liberty Bank, each with an interest rate of 8.250%, 8.250% and 7.750%, respectively, collateralized by the equipment on lease.

The annual maturities of long-term debt for the next three years are as follows:

                         1996                        $    149,380
                         1997                             177,539
                         1998                             111,877
                                                     ------------

                                                     $    438,796
                                                     ============

(6)   Distributions to Partners

For the three months ended March 31, 1996, the declaration of Distributable Cash was as follows:

                                                                                Limited Partners
                                                                                                                   General
                                    Date Paid                          Distribution                                Partner
Quarter Ended                       or Payable                         Per $500 Unit                 Total          Total
- -------------                       ------------                       -------------                 -----          -----

March 31, 1996                      May 15, 1996                           $2.50                    $50,542         $2,660


                      COLUMBIA LEASE INCOME FUND II-B L.P.
                        (A Delaware Limited Partnership)

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operation
                                   (Unaudited)

Results of Operations

The following discussion relates to Partnership's operations for the three month period ended March 31, 1996 in comparison to the same period in 1995.

The Partnership realized net income of $2,001 and $19,511 for the three month periods ended March 31, 1996 and 1995, respectively. Rental income on operating leases increased $20,301 or 18% between the three month periods. The decrease is primarily due to lower rental rates generated on equipment lease extensions and remarketings resulting after the initial lease term expires. No earned income on the direct financing leases has been recognized during the current quarter due to the complete allocation of the lease payments to the fair market value of the equipment over the lease terms in 1995. Interest income has decreased as a result of lower average cash balances. The decrease in net gain on sale of equipment was the result of fewer equipment sales occurring during the current quarter versus the first quarter of 1995.

Total costs and expenses increased $23,660 or 21% between the three month periods. The increase in costs and expenses is primarily a result of the $12,479 increase in depreciation expense recognized during the current quarter in comparison to the same period in 1995. The depreciation expense increase is a result of the significant amount of equipment acquisitions made during the last two years. Another element impacting the rise in costs and expenses is the increase in interest expense. Interest expense increased $8,523 as the Partnership continued to paydown its long-term debt during the current quarter. The long-term debt balance at March 31, 1996 was $438,796 versus a balance of $86,799 at March 31, 1995. Management fees decreased with the rise in the outstanding rent receivable balance during the current quarter. General and administrative expenses increased $7,076 or 62%. A major factor contributing to this increase is that salaries and expenses of the partnership accounting and reporting personnel, of the General Partner, which are reimbursable by the various partnerships under management are being allocated over a diminishing number of partnerships.

The Partnership recorded net income per Limited Partnership Unit of $0.09 and $0.92 for the quarters ended March 31, 1996 and 1995, respectively.

Liquidity and Capital Resources

For the three months ended March 31, 1996, rental revenue generated from operating leases was the primary source of funds for the Partnership. As equipment leases terminate, the General Partner determines if the equipment will be extended to the same lessee, remarketed to another lessee, or if it is less marketable, sold. This decision is made upon analyzing which option would generate the most favorable results.

                      COLUMBIA LEASE INCOME FUND II-B L.P.
                        (A Delaware Limited Partnership)

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operation
                                   (Unaudited)

Rental income on operating leases has continued to decrease due to two factors. The first factor is the lower rate obtained due to the remarketing of existing equipment upon the expiration of the original lease. Typically, the remarketed rates are lower due to the decrease in useful life of the equipment. Secondly, the increasing change of technology in the computer industry usually decreases the demand for older equipment, thus increasing the possibility of obsolescence. Both of these factors together will cause remarketed rates to be lower than original rates. This decrease however, should not affect the Partnership's ability to meet its future cash requirements, including its long-term debt obligations. To the extent that future cash flows should be insufficient to meet the Partnership's operating expenses and liabilities, additional funds could be obtained through the sale of equipment, or a reduction in the rate of cash distributions. Future rental revenues on operating leases amount to $748,512 and are to be received over the next six years.

In the first quarter of 1996, the Partnership's investing activities resulted in fully depreciated equipment sales, generating $340 in proceeds. The Partnership has no material capital expenditure commitments and will not purchase equipment in the future as the Partnership has reached the end of its reinvestment period.


The Partnership's financing activities resulted in a paydown on long-term debt of $58,703 for the three months ended March 31, 1996. The Partnership will payoff its remaining long-term debt of $438,796 in 1998.

Cash distributions are currently at an annual level of 2% per Limited Partnership Unit, or $2.50 per Limited Partnership Unit on a quarterly basis. For the quarter ended March 31, 1996, the Partnership declared a cash distribution of $53,202, of which $2,660 was allocated to the General Partner and $50,542 was allocated to the Limited Partners. The distribution is payable on May 15, 1996. The Partnership expects to continue paying distributions at or near this level. The effects of inflation have not been significant to the Partnership and are not expected to have a material impact in future periods.

On January 9, 1996, TLP Holding LLC purchased all the common stock of TLP Leasing Programs, Inc. from CMI Holding Co. Under the new ownership, it is expected that TLP Leasing Programs, Inc. will continue to operate in the same manner of business as it has in the past.


                                                  PART II. OTHER INFORMATION

                      COLUMBIA LEASE INCOME FUND II-B L.P.
                        (A Delaware Limited Partnership)


Item 1.        Legal Proceedings
               Response:  None

Item 2.        Changes in the Rights of the Partnership's Security Holders
               Response:  None

Item 3.        Defaults by the Partnership on its Senior Securities
               Response:  None

Item 4.        Results of Votes of Security Holders
               Response:  None

Item 5.        Other Information
               Response:  None

Item 6.        Exhibits and Reports on Form 8-K
               Response:

               A.  None

               B.  None

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


COLUMBIA LEASE INCOME FUND II-B L.P.
(Registrant)

By:    TLP Columbia Management Corporation,
       its General Partner


By:    Arthur P. Beecher,
       President

Date:  May 14, 1996