Form 10-Q
period 1996-06-30
COLUMBIA LEASE INCOME FUND II-B LP
filed 1996-08-15
CIK 769333

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             -----------------------

                                    FORM 10-Q
                   Quarterly Report Under Section 13 or 15(d)
              of the United States Securities Exchange Act of 1934

                             -----------------------


For The Quarter Ended June 30, 1996                  Commission File No. 2-97907


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

                           --------------------------


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


                                  INDEX                                                                          Page No.

Part I.       FINANCIAL INFORMATION

              Financial Statements

                    Balance Sheets as of June 30, 1996 and December 31, 1995                                          3

                    Statements of Operations For the Quarters Ended
                          June 30, 1996 and 1995 and the Six Months Ended
                          June 30, 1996 and 1995                                                                      4

                    Statements of Cash Flows For the Six Months Ended
                          June 30, 1996 and 1995                                                                      5

                    Notes to Financial Statements                                                                 6 - 7

              Management's Discussion and Analysis of Financial Condition and
                    Results of Operations                                                                        8 - 10

Part II.      OTHER INFORMATION

              Items 1 - 6                                                                                            11

              Signature                                                                                              12


                          PART I. FINANCIAL INFORMATION

                      COLUMBIA LEASE INCOME FUND II-B L.P.
                        (A Delaware Limited Partnership)

                                 Balance Sheets

                                    Assets                                          (Unaudited)              (Audited)
                                                                                      6/30/96                 12/31/95

Investment property, at cost (note 3):
   Computer equipment                                                             $     1,387,832        $     2,077,781
     Less accumulated depreciation                                                        943,902              1,470,538
                                                                                  ---------------        ---------------
       Investment property, net                                                           443,930                607,243

Cash and cash equivalents                                                                  22,093                110,280
Net investment in sales-type and direct financing leases                                        -                    359
Rents receivable, net (note 2)                                                              2,358                 12,186
Sales receivable                                                                                -                    975
Accounts receivable - affiliates (note 4)                                                   1,890                  1,777
                                                                                  ---------------        ---------------

     Total assets                                                                 $       470,271        $       732,820
                                                                                  ===============        ===============

                        Liabilities and Partners' Equity
Liabilities:
   Current portion of long-term debt (note 5)                                     $       180,356        $       208,083
   Accounts payable and accrued expenses - affiliates (note 4)                             36,250                 37,608
   Accounts payable and accrued expenses                                                   23,136                 51,962
   Distributions payable (note 6)                                                          26,601                 79,805
   Long-term debt, less current portion (note 5)                                          197,460                289,416
                                                                                  ---------------        ---------------

     Total liabilities                                                                    463,803                666,874
                                                                                  ---------------        ---------------

Partners' equity:
   General Partner:
     Capital contribution                                                                   1,000                  1,000
     Cumulative net income                                                                 58,985                 57,969
     Cumulative cash distributions                                                       (404,911)              (400,921)
     Reallocation of capital accounts                                                     344,926                341,952
                                                                                  ---------------        ---------------
                                                                                                -                      -
                                                                                  ---------------        ---------------
   Limited Partners (20,217 units):
     Capital contribution, net of
       offering costs                                                                   8,844,937              8,844,937
     Cumulative net income                                                              1,120,740              1,101,431
     Cumulative cash distributions                                                     (9,614,283)            (9,538,470)
     Reallocation of capital accounts                                                    (344,926)              (341,952)
                                                                                  ---------------        ---------------
                                                                                            6,468                 65,946
                                                                                  ---------------        ---------------
     Total partners' equity                                                                 6,468                 65,946
                                                                                  ---------------        ---------------

     Total liabilities and partners' equity                                       $       470,271        $       732,820
                                                                                  ===============        ===============

                 See accompanying notes to financial statements.


                      COLUMBIA LEASE INCOME FUND II-B L.P.
                        (A Delaware Limited Partnership)

                            Statements of Operations
                                   (Unaudited)

                                                       Quarters Ended                          Six Months Ended
                                                          June 30,                                 June 30,
                                                 -----------------------------        ---------------------
                                                    1996             1995                 1996               1995
                                                 -----------------------------        ---------------------------

Revenue:
   Rental income on operating leases             $    114,051     $    118,757        $    249,055        $    233,460
   Earned income on sales-type and
     direct financing lease                                 -               68                   -                 405
   Interest income                                        237              658               1,375               1,906
   Net gain on sale of equipment                        1,750            1,600               2,090              15,644
                                                 ------------     ------------        ------------        ------------

       Total revenue                                  116,038          121,083             252,520             251,415
                                                 ------------     ------------        ------------        ------------

Costs and expenses:
   Depreciation                                        64,223           70,293             163,313             156,904
   Interest                                             8,236            2,050              18,750               4,041
   Related party expenses (note 4):
     Management fees                                    8,085            4,471              14,548              13,328
     General and administrative                        18,501           16,532              36,915              27,870
   (Reversal of) provision for
     doubtful accounts                                 (1,331)          (1,647)             (1,331)                377
                                                 ------------     ------------        ------------        ------------

       Total costs and expenses                        97,714           91,699             232,195             202,520
                                                 ------------     ------------        ------------        ------------

Net income                                       $     18,324     $     29,384        $     20,325        $     48,895
                                                 ============     ============        ============        ============

Net income per Limited
   Partnership Unit                              $       0.87     $       1.38        $       0.96        $       2.30
                                                 ============     ============        ============        ============

                 See accompanying notes to financial statements.


                      COLUMBIA LEASE INCOME FUND II-B L.P.
                        (A Delaware Limited Partnership)

                            Statements of Cash Flows
                 For the Six Months Ended June 30, 1996 and 1995
                                   (Unaudited)

                                                                                            1996                     1995
                                                                                            ----                     ----

Cash flows from operating activities:
   Net income                                                                         $        20,325         $         48,895
                                                                                      ---------------         ----------------

Adjustments  to  reconcile   net  income  to  net  cash
   provided  by  operating activities:
     Depreciation                                                                             163,313                  156,904
     (Reversal of) provision for doubtful accounts                                             (1,331)                     377
     Net gain on sale of equipment                                                             (2,090)                 (15,644)
     Net decrease in current assets                                                            12,380                    7,004
     Net (decrease) increase in current liabilities                                           (30,184)                   3,364
                                                                                      ---------------         ----------------

           Total adjustments                                                                  142,088                  152,005
                                                                                      ---------------         ----------------

           Net cash provided by operating activities                                          162,413                  200,900
                                                                                      ---------------         ----------------

Cash flows from investing activities:
   Purchases of investment property                                                                 -                 (249,079)
   Proceeds from sales of investment property                                                   2,090                   43,144
                                                                                      ---------------         ----------------

           Cash provided by (used in) investing activities                                      2,090                 (205,935)
                                                                                      ---------------         ----------------

Cash flows from financing activities:
   Proceeds from borrowing on notes payable - affiliates                                            -                   96,428
   Principal payments on long-term debt                                                      (119,683)                 (32,990)
   Cash distributions to partners                                                            (133,007)                (273,993)
                                                                                      ---------------         ----------------

           Cash used in financing activities                                                 (252,690)                (210,555)
                                                                                      ---------------         ----------------

Net decrease in cash and cash equivalents                                                     (88,187)                (215,590)

Cash and cash equivalents at beginning of period                                              110,280                  244,809
                                                                                      ---------------         ----------------

Cash and cash equivalents at end of period                                            $        22,093         $         29,219
                                                                                      ===============         ================

Supplemental cash flow information:
   Interest paid during period                                                        $        18,750         $          3,647
                                                                                      ===============         ================

   Non-cash investing activities:
     Reclassification of expired direct financing
       lease to operating lease                                                       $             -         $          4,318
                                                                                      ===============         ================

                 See accompanying notes to financial statements.

                      COLUMBIA LEASE INCOME FUND II-B L.P.
                        (A Delaware Limited Partnership)

                          Notes to Financial Statements
            For the Six Months Ended June 30, 1996 and June 30, 1995
                                   (Unaudited)

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

(2)   Significant Accounting Policies

Allowance for Doubtful Accounts

The financial statements include an allowance for estimated losses on receivable balances. The allowance for doubtful accounts is based on past write off experience and an evaluation of potential uncollectible accounts within the current receivable balances. Receivable balances which are determined to be uncollectible are charged against the allowance and subsequent recoveries, if any, are credited to the allowance. At June 30, 1996 and December 31, 1995, the allowance for doubtful accounts included in rents receivable was $2,351 and $3,682, respectively.

(3)   Investment Property

At June 30, 1996, the Partnership owned computer equipment with a cost basis of $1,363,971 subject to existing leases and equipment with a cost basis of $23,861 in inventory awaiting re-lease or sale. All purchases of computer equipment are subject to a 2.5% acquisition fee paid to the General Partner.

                      COLUMBIA LEASE INCOME FUND II-B L.P.
                        (A Delaware Limited Partnership)

                          Notes to Financial Statements
            For the Six Months Ended June 30, 1996 and June 30, 1995
                                   (Unaudited)

(4)   Related Party Transactions

Fees, commissions and other expenses paid or accrued by the Partnership to the General Partner or affiliates of the General Partner for the six months ended June 30, 1996 and 1995 are as follows:

                                                     1996               1995
                                                     ----               ----

Equipment acquisition fees                        $          -     $        6,075
Management fees                                         14,548             13,328
Reimbursable expenses paid                              40,395             30,749
                                                  ------------     --------------

                                                  $     54,943     $       50,152
                                                  ============     ==============

Under the terms of the Partnership Agreement, the General Partner is entitled to an equipment acquisition fee of 2.5% of the purchase price paid by the Partnership for the equipment. The General Partner is also entitled to a management fee equal to 6% of the monthly rental billings, paid monthly, based on rents received. The Partnership reimburses the General Partner and its affiliates for certain expenses incurred by them in connection with the operation of the Partnership.

(5)   Long-Term Debt

Long-term debt at June 30, 1996 consists of three installment notes for $33,162, $48,685 and $295,969 from Liberty Bank, each with an interest rate of 8.250%, 8.250% and 7.750%, respectively, collateralized by the equipment on lease.

The annual maturities of long-term debt for the next three years are as follows:

                       1996                        $     88,400
                       1997                             177,540
                       1998                             111,876
                                                   ------------

                                                   $    377,816
                                                   ============

(6)   Distributions to Partners

For the six months ended June 30, 1996, the declaration of Distributable Cash was as follows:

                                                                                Limited Partners
                                                                                                                    General
                                    Date Paid                          Distribution                                 Partner
Quarter Ended                       or Payable                         Per $500 Unit               Total             Total
- -------------                       ----------                         -------------               -----             -----

March 31, 1996                      May 15, 1996                           $ 2.50                $ 50,542           $ 2,660
June 30, 1996                       August 15, 1996                        $ 1.25                $ 25,271           $ 1,330


                      COLUMBIA LEASE INCOME FUND II-B L.P.
                        (A Delaware Limited Partnership)

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operation
                                   (Unaudited)

Results of Operations

The following discussion relates to Partnership's operations for the quarter and six month periods ended June 30, 1996 in comparison to the same periods in 1995.

The Partnership realized net income of $18,324 and $29,384 for the three month periods ended June 30, 1996 and 1995, respectively. Rental income on operating leases decreased $4,706 or 4% between the three month periods. The decrease is primarily due to lower rental rates generated on equipment lease extensions and remarketings resulting after the initial lease term expires. Interest income has decreased as a result of lower average cash balances held during the current quarter.

Total costs and expenses increased $6,015 or 7% between the three month periods. The increase in costs and expenses is the result of increased interest, management fees and general and administrative expenses combined, which more than offset the decrease in depreciation expense. Interest expense increased $6,186 as the Partnership continued to paydown its long-term debt during the current quarter. The long-term debt balance at June 30, 1996 was $377,816 versus a balance of $70,137 at June 30, 1995. Management fees increased $3,614 with the decrease in the outstanding rent receivable balance during the current quarter. General and administrative expenses increased $1,969 or 12%. A major factor contributing to this increase is that salaries and expenses of the partnership accounting and reporting personnel, of the General Partner, which are reimbursable by the various partnerships under management are being allocated over a diminishing number of partnerships. Depreciation expense decreased $6,070 or 9% due to a portion of the equipment portfolio having become fully depreciated. The Partnership was able to reverse its provision for doubtful accounts for the three month periods ended June 30, 1996 and 1995, due to successful collection efforts on delinquent accounts.


The Partnership realized net income of $20,325 and $48,895 for the six month periods ended June 30, 1996 and 1995, respectively. Rental income increased $15,595 or 7% between the six month periods. The increase in rental income can be attributed to leases resulting from equipment acquisitions during 1995. No earned income on direct financing leases has been recognized during the current six month period due to the complete allocation of the lease payments to the fair market value of the equipment over the lease terms in 1995. Interest income decreased due to the Partnership carrying lower average short-term investment balances during the first six months of 1996. The net gain on sale of equipment decreased during the current year due to fewer sales of equipment carrying a high market value.

                      COLUMBIA LEASE INCOME FUND II-B L.P.
                        (A Delaware Limited Partnership)

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operation
                                   (Unaudited)

Total costs and expenses increased $29,675 or 15% between the six month periods. The increase in costs and expenses is primarily the result of increased interest expense and general and administrative expenses. Interest expense increased $14,709, as the Partnership continued to paydown its long-term debt during the six month period ended June 30, 1996. General and administrative expenses increased $9,045 or 33%. A major factor contributing to this increase is that salaries and expenses of the partnership accounting and reporting personnel, of the General Partner, which are reimbursable by the various partnerships under management are being allocated over a diminishing number of partnerships. The slight increase in depreciation expense between the six month periods is due to the depreciation taken on new equipment purchases in 1995. Management fees have increased as a result of the increase in rental income and the increased collections of rents receivable in the second quarter of 1996. As was discussed in the quarter analysis above, the Partnership was able to reverse its provision for doubtful accounts in 1996 due to successful collection efforts on delinquent accounts.

The Partnership recorded net income per Limited Partnership Unit of $0.87 and $1.38 for the quarters ended June 30, 1996 and 1995, respectively, and $0.96 and $2.30 for the six month periods ended June 30, 1996 and 1995, respectively.

Liquidity and Capital Resources

For the six months ended June 30, 1996, rental revenue generated from operating leases was the primary source of funds for the Partnership. As equipment leases terminate, the General Partner determines if the equipment will be extended to the same lessee, remarketed to another lessee, or if it is less marketable, sold. This decision is made upon analyzing which option would generate the most favorable results.

Rental income on operating leases increased due to rentals generated from equipment lease acquisitions in 1995. Future rental revenues on operating leases amount to $665,830 and are to be received over the next five years.

For the six months ended June 30, 1996, the Partnership's investing activities resulted in fully depreciated equipment sales, generating $2,090 in sales proceeds. The Partnership has no material capital expenditure commitments and will not purchase equipment in the future as the Partnership has reached the end of its reinvestment period.

The Partnership's financing activities resulted in a paydown on long-term debt of $119,683 for the six months ended June 30, 1996. The Partnership will payoff its remaining long-term debt of $377,816 by 1998.

                      COLUMBIA LEASE INCOME FUND II-B L.P.
                        (A Delaware Limited Partnership)

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operation
                                   (Unaudited)

Cash distributions are currently at an annual level of 1% per Limited Partnership Unit, or $1.25 per Limited Partnership Unit on a quarterly basis. For the quarter ended June 30, 1996, the Partnership declared a cash distribution of $26,601, of which $25,271 was allocated to the General Partner and $1,330 was allocated to the Limited Partners. The distribution is payable on August 15, 1996. The Partnership expects to continue paying distributions near this level. The effects of inflation have not been significant to the Partnership and are not expected to have a material impact in future periods.

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


Date:  August 14, 1996

By:    Arthur P. Beecher,
       President