Form 10-Q
period 1996-09-30
COLUMBIA LEASE INCOME FUND II-B LP
filed 1996-11-14
CIK 769333

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             -----------------------

                                    FORM 10-Q
                   Quarterly Report Under Section 13 or 15(d)
              of the United States Securities Exchange Act of 1934

                             -----------------------


For The Quarter Ended September 30, 1996             Commission File No. 2-97907


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

                           ---------------------------


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




                              INDEX                                                                               Page No.

Part I.       FINANCIAL INFORMATION

              Financial Statements

                    Balance Sheets as of September 30, 1996 and December 31, 1995                                 3

                    Statements of Operations For the Quarters Ended
                          September 30, 1996 and 1995 and the Nine Months Ended
                          September 30, 1996 and 1995                                                             4

                    Statements of Cash Flows For the Nine Months Ended
                          September 30, 1996 and 1995                                                             5

                    Notes to Financial Statements                                                                 6 - 7

              Management's Discussion and Analysis of Financial Condition and
                    Results of Operations                                                                         8 - 9

Part II.      OTHER INFORMATION

              Items 1 - 6                                                                                         10

              Signature                                                                                           11


                          PART I. FINANCIAL INFORMATION

                      COLUMBIA LEASE INCOME FUND II-B L.P.
                        (A Delaware Limited Partnership)

                                 Balance Sheets

                                     Assets                                         (Unaudited)              (Audited)
                                                                                      9/30/96                 12/31/95
                                                                                  ---------------        ---------------

Investment property, at cost (note 3):
   Computer equipment                                                             $     1,386,685        $     2,077,781
     Less accumulated depreciation                                                      1,007,448              1,470,538
                                                                                  ---------------        ---------------
       Investment property, net                                                           379,237                607,243

Cash and cash equivalents                                                                  19,260                110,280
Net investment in sales-type and direct financing leases                                        -                    359
Rents receivable, net (note 2)                                                             15,933                 12,186
Sales receivable                                                                                -                    975
Accounts receivable - affiliates                                                            1,828                  1,777
                                                                                  ---------------        ---------------

     Total assets                                                                 $       416,258        $       732,820
                                                                                  ===============        ===============

                        Liabilities and Partners' Equity
Liabilities:
   Current portion of long-term debt (note 5)                                     $       181,457        $       208,083
   Accounts payable and accrued expenses - affiliates (note 4)                             36,114                 37,608
   Accounts payable and accrued expenses                                                   21,123                 51,962
   Distributions payable (note 6)                                                          26,601                 79,805
   Long-term debt, less current portion (note 5)                                          152,595                289,416
                                                                                  ---------------        ---------------

     Total liabilities                                                                    417,890                666,874
                                                                                  ---------------        ---------------

Partners' equity:
   General Partner:
     Capital contribution                                                                   1,000                  1,000
     Cumulative net income                                                                 59,910                 57,969
     Cumulative cash distributions                                                       (406,243)              (400,921)
     Reallocation of capital accounts                                                     345,333                341,952
                                                                                  ---------------        ---------------
                                                                                                -                      -
                                                                                  ---------------        ---------------
   Limited Partners (20,217 units):
     Capital contribution, net of
       offering costs                                                                   8,844,937              8,844,937
     Cumulative net income                                                              1,138,319              1,101,431
     Cumulative cash distributions                                                     (9,639,555)            (9,538,470)
     Reallocation of capital accounts                                                    (345,333)              (341,952)
                                                                                  ---------------        ---------------
                                                                                           (1,632)                65,946
                                                                                  ---------------        ---------------
     Total partners' equity                                                                (1,632)                65,946
                                                                                  ---------------        ---------------

     Total liabilities and partners' equity                                       $       416,258        $       732,820
                                                                                  ===============        ===============

                 See accompanying notes to financial statements.


                      COLUMBIA LEASE INCOME FUND II-B L.P.
                        (A Delaware Limited Partnership)

                            Statements of Operations
                                   (Unaudited)

                                                       Quarters Ended                          Nine Months Ended
                                                        September 30,                            September 30,
                                                    1996             1995                 1996               1995
                                                 -----------------------------        --------------------------------

Revenue:
   Rental income on operating leases             $     117,484   $     151,749        $     366,539      $     385,209
   Earned income on sales-type and
     direct financing lease                                  -              41                    -                446
   Interest income                                         110             306                1,485              2,212
   Net gain on sale of equipment                           308             580                2,398             16,224
                                                 -------------   -------------        -------------      -------------

       Total revenue                                   117,902         152,676              370,422            404,091
                                                 -------------   -------------        -------------      -------------

Costs and expenses:
   Depreciation                                         64,203          85,068              227,516            241,972
   Interest                                              7,135           4,129               25,885              8,170
   Related party expenses (note 4):
     Management fees                                     6,461           8,453               21,009             21,781
     General and administrative                         17,077          16,577               53,992             44,447
   Provision for doubtful accounts                       4,522             803                3,191              1,180
                                                 -------------   -------------        -------------      -------------

       Total costs   and expenses                       99,398         115,030              331,593            317,550
                                                 -------------   -------------        -------------      -------------

Net income                                       $      18,504   $      37,646        $      38,829      $      86,541
                                                 =============   =============        =============      =============

Net income per Limited
   Partnership Unit                              $        0.87   $        1.77        $        1.82      $        4.07
                                                 =============   =============        =============      =============

                 See accompanying notes to financial statements.


                      COLUMBIA LEASE INCOME FUND II-B L.P.
                        (A Delaware Limited Partnership)

                            Statements of Cash Flows
              For the Nine Months Ended September 30, 1996 and 1995
                                   (Unaudited)

                                                                                            1996                     1995
                                                                                            ----                     ----

Cash flows from operating activities:
   Net income                                                                         $        38,829         $         86,541
                                                                                      ---------------         ----------------

Adjustments  to  reconcile   net  income  to
   net  cash  provided  by  operating  activities:
     Depreciation                                                                             227,516                  241,972
     Provision for doubtful accounts                                                            3,191                    1,180
     Net gain on sale of equipment                                                             (2,398)                 (16,224)
     Net (increase) decrease in current assets                                                 (5,655)                  12,626
     Net decrease in current liabilities                                                      (32,333)                 (10,820)
                                                                                      ---------------         ----------------

           Total adjustments                                                                  190,321                  228,734
                                                                                      ---------------         ----------------

           Net cash provided by operating activities                                          229,150                  315,275
                                                                                      ---------------         ----------------

Cash flows from investing activities:
   Purchase of investment property                                                                  -                 (489,517)
   Proceeds from sales of investment property                                                   2,888                   43,724
                                                                                      ---------------         ----------------

           Net cash provided by (used in) investing activities                                  2,888                 (445,793)
                                                                                      ---------------         ----------------

Cash flows from financing activities:
   Proceeds from borrowing on notes payable - affiliates                                            -                  364,677
   Principal payment on long-term debt                                                       (163,447)                 (49,994)
   Principal payment on notes payable - affiliates                                                  -                   (7,770)
   Cash distributions to partners                                                            (159,611)                (380,399)
                                                                                      ---------------         ----------------

           Net cash used in financing activities                                             (323,058)                 (73,486)
                                                                                      ---------------         ----------------

Net decrease in cash and cash equivalents                                                     (91,020)                (204,004)

Cash and cash equivalents at beginning of period                                              110,280                  244,809
                                                                                      ---------------         ----------------

Cash and cash equivalents at end of period                                            $        19,260         $         40,805
                                                                                      ===============         ================

Supplemental cash flow information:
   Interest paid during period                                                        $        25,885         $          6,614
                                                                                      ===============         ================

Non-cash investing activities:
   Reclassification of expired direct financing
     lease to operating lease                                                         $             -         $          4,318
                                                                                      ===============         ================

                 See accompanying notes to financial statements.

                      COLUMBIA LEASE INCOME FUND II-B L.P.
                        (A Delaware Limited Partnership)

                          Notes to Financial Statements
       For the Nine Months Ended September 30, 1996 and September 30, 1995
                                   (Unaudited)

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

(2)   Significant Accounting Policies

Allowance for Doubtful Accounts

The financial statements include an allowance for estimated losses on receivable balances. The allowance for doubtful accounts is based on past write off experience and an evaluation of potential uncollectible accounts within the current receivable balances. Receivable balances which are determined to be uncollectible are charged against the allowance and subsequent recoveries, if any, are credited to the allowance. At September 30, 1996 and December 31, 1995, the allowance for doubtful accounts included in rents receivable was $6,873 and $3,682, respectively.

(3)   Investment Property

At September 30, 1996, the Partnership owned computer equipment with a cost basis of $1,222,789, subject to existing leases and equipment with a cost basis of $163,896 in inventory awaiting re-lease or sale. All purchases of computer equipment are subject to a 2.5% acquisition fee paid to the General Partner.

                      COLUMBIA LEASE INCOME FUND II-B L.P.
                        (A Delaware Limited Partnership)

                          Notes to Financial Statements
       For the Nine Months Ended September 30, 1996 and September 30, 1995
                                   (Unaudited)

(4)   Related Party Transactions

Fees, commissions and other expenses paid or accrued by the Partnership to the General Partner or affiliates of the General Partner for the nine months ended September 30, 1996 and 1995 are as follows:

                                                       1996             1995
                                                       ----             ----

Equipment acquisition fees                        $          -     $       11,939
Management fees                                         21,009             21,781
Reimbursable expenses paid                              50,954             46,247
                                                  ------------     --------------

                                                  $     71,963     $       79,967
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

(5)   Long-Term Debt

Long-term debt at September 30, 1996 consists of three installment notes for $26,321, $40,982 and $266,749 from Liberty Bank, each with an interest rate of 8.250%, 8.250% and 7.750%, respectively, collateralized by the equipment on lease.

The annual maturities of long-term debt for the next three years are as follows:


                        1996                        $     44,636
                        1997                             177,540
                        1998                             111,876
                                                    ------------

                                                    $    334,052
                                                    ============

(6)   Distributions to Partners

For the nine months ended September 30, 1996, the declaration of Distributable Cash was as follows:

                                                                       Limited Partners
                                                                                                        General
                              Date Paid                       Distribution                              Partner
Quarter Ended                 or Payable                      Per $500 Unit            Total             Total
-------------                 ----------                      -------------            -----             -----

March 31, 1996                May 15, 1996                        $ 2.50             $ 50,542           $ 2,660
June 30, 1996                 August 15, 1996                     $ 1.25             $ 25,271           $ 1,330
September 30, 1996            November 15, 1996                   $ 1.25             $ 25,271           $ 1,330


                      COLUMBIA LEASE INCOME FUND II-B L.P.
                        (A Delaware Limited Partnership)

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operation
                                   (Unaudited)

Results of Operations

The following discussion relates to Partnership's operations for the quarter and nine month periods ended September 30, 1996 in comparison to the same periods in 1995.

The Partnership realized net income of $18,504 and $37,646 for the three month periods ended September 30, 1996 and 1995, respectively. Rental income on operating leases decreased $34,265 or 23% between the three month periods. The decrease is primarily due to lower rental rates generated on equipment lease extensions and remarketings resulting after the initial lease term expires. Interest income has decreased $196 as a result of lower average cash balances held during the current quarter.

Total costs and expenses decreased $15,632 or 14% between the three month periods. The decrease in costs and expenses is due to a portion of the equipment portfolio becoming fully depreciated. Interest expense increased $3,006 as the Partnership continued to paydown its long-term debt during the current quarter. The long-term debt balance at September 30, 1996 was $334,052 versus a balance of $356,907 at September 30, 1995. Management fees decreased due to the decline in rental income. General and administrative expenses increased between the three month periods due to an increase in the allocable salaries of the partnership accounting and reporting personnel of the General Partner. The Partnership increased its provision for doubtful accounts by $4,522 for the three month period ended September 30, 1996 to reserve for potential uncollectible accounts.

The Partnership realized net income of $38,829 and $86,541 for the nine month periods ended September 30, 1996 and 1995, respectively. Rental income decreased $18,670 or 5% between the nine month periods. The decrease in rental income is primarily due to lower rental rates on equipment lease extensions and remarketing resulting after initial lease term expires. No earned income on direct financing leases has been recognized during the current nine month period due to the complete allocation of the lease payments to the fair market value of the equipment over the lease terms in 1995. Interest income decreased $727 due to the Partnership carrying lower average short-term investment balances during the first nine months of 1996. The net gain on sale of equipment decreased during the current year due to fewer sales of equipment.

Total costs and expenses increased $14,043 or 4% between the nine month periods. The increase in costs and expenses is primarily the result of increased interest expense and general and administrative expenses. Interest expense increased $17,715, as the Partnership continued to paydown its long-term debt during the nine month period ended September 30, 1996. General and administrative expenses increased due to an increase in allocable salaries of the partnership accounting and reporting personnel of the General Partner. The decrease in depreciation expense between the nine month periods is due to a portion of the equipment portfolio becoming fully depreciated. Management fees decreased slightly between the nine month periods due to the decline in rental income. As discussed in the quarter analysis above, the Partnership increased its provision for doubtful accounts to reserve for potential uncollectible accounts.

                      COLUMBIA LEASE INCOME FUND II-B L.P.
                        (A Delaware Limited Partnership)

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operation
                                   (Unaudited)

The Partnership recorded net income per Limited Partnership Unit of $0.87 and $1.77 for the quarters ended September 30, 1996 and 1995, respectively, and $1.82 and $4.07 for the nine month periods ended September 30, 1996 and 1995, respectively.

Liquidity and Capital Resources

For the nine months ended September 30, 1996, rental revenue generated from operating leases was the primary source of funds for the Partnership. As equipment leases terminate, the General Partner determines if the equipment will be extended to the same lessee, remarketed to another lessee, or if it is less marketable, sold. This decision is made upon analyzing which option would generate the most favorable results.

Rental income on operating leases will continue to decrease due to two factors. First, lower rental rates are obtained on the remarketing of existing equipment after the expiration of the original lease. Typically, the remarketed rates are lower due to the decrease in useful life of the equipment. Second, the increasing change of technology in the computer industry usually decreases the demand for older equipment, thus increasing the possibility of obsolescence. Both of these factors together will cause remarketed rates to be lower than original rates. This decrease however, should not affect the Partnership's ability to meet its future cash requirements. To the extent that future cash flows should be insufficient to meet the Partnership's operating expenses and liabilities, additional funds could be obtained through the sale of equipment, or a reduction in the rate of cash distributions. Future rental revenues from operating leases amount to $548,829 and are to be received over the next five years.

For the nine months ended September 30, 1996, the Partnership's investing activities generated $2,888 in sales proceeds on the sale of equipment with a depreciated cost basis of $490. The Partnership has no material capital expenditure commitments and will not purchase equipment in the future as the Partnership has reached the end of its reinvestment period.

The Partnership's financing activities resulted in a paydown on long-term debt of $163,447 for the nine months ended September 30, 1996. The Partnership will payoff its remaining long-term debt of $334,052 by 1998.

Cash distributions are currently at an annual level of 1% per Limited Partnership Unit, or $1.25 per Limited Partnership Unit on a quarterly basis. For the quarter ended September 30, 1996, the Partnership declared a cash distribution of $26,601, of which $1,330 was allocated to the General Partner and $25,271 was allocated to the Limited Partners. The distribution is payable on November 15, 1996. The Partnership expects to continue paying distributions near this level. The effects of inflation have not been significant to the Partnership and are not expected to have a material impact in future periods.

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


Date:  November 14, 1996

By:    Arthur P. Beecher,
       President