Form 10-K
period 1996-12-31
COLUMBIA LEASE INCOME FUND II-B LP
filed 1997-03-27
CIK 769333

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934



For the fiscal year ended December 31, 1996          Commission File No. 2-97907

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

                          -----------------------------

           Securities registered pursuant to Section 12(b) of the Act

                                      None


                          -----------------------------

           Securities registered pursuant to Section 12(g) of the Act

                     Units of Limited Partnership Interests


                          -----------------------------


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

                            Exhibit Index on Page: 36

Corporate organization as discussed in Part I, Item 1 Business is as follows:

TLP Holding LLC ("Holding") controls TLP Leasing Programs, Inc. ("TLP"), TLP Management Services, Inc. ("TLPMS"), and TLP Securities, Inc. TLP controls TLP Columbia Management Corp. ("TCMC") which serves as General Partner to the Columbia Lease Income Funds. Torchmark Corporation ("Torchmark") controls TMK/United, Inc. which controls Waddell and Reed Financial Services, Inc. ("Waddell and Reed").

Through various dealer-manager arrangements, TLP, TLPMS, and Waddell and Reed serve as corporate general partners to the Wellesley Leasing Partnership ("Wellesley General Partner") and the Hanover Leasing Partnership. The Wellesley General Partner is the general partner for the Wellesley Lease Income Limited Partnerships. Hanover Leasing Partnership serves as the General Partner for Hanover Lease Income Limited Partnership with BOT Financial Corporation serving as agent.

                                     PART I

Item 1.       BUSINESS

General Development of Business. Columbia Lease Income Fund II-B L.P. (the "Partnership") is a limited partnership organized under the provisions of the Delaware Revised Uniform Limited Partnership Act on April 11, 1985. At December 31, 1996, TLP Columbia Management Corporation ("TCMC"), a wholly-owned subsidiary of its parent company, TLP Leasing Programs, Inc. ("TLP"), is the sole General Partner of the Partnership. TLP is a wholly-owned subsidiary of TLP Holding LLC.

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

General Partner. The General Partner, among other things, (i) determines and revises, as and when it deems necessary, a list of Equipment and equipment lease characteristics, which make an item of Equipment suitable for acquisition by the Partnership; (ii) makes all final decisions regarding, among other things, the Partnership's acquisition, financing, refinancing, leasing, re-leasing or sale of Equipment; (iii) independently verifies certain types of information concerning selected Equipment and the leases therefore; and (iv) maintains books and records concerning Equipment in addition to those maintained by Suppliers (as defined below in Supplier Agreements). The General Partner advises and supervises Suppliers generally with respect to: (a) locating, evaluating and negotiating the acquisition of Equipment; (b) negotiating the terms of leases for Equipment; (c) negotiating the terms of Partnership debt obligations; (d) negotiating re-leases or sales of Equipment upon the expiration or earlier termination of the leases thereof; (e) supervising the payment of, or collecting of, rentals from Partnership lessees; (f) supervising, monitoring and auditing the payment of all personal property, use and sales taxes applicable to Equipment; (g) inspecting Equipment; (h) maintaining liaison with lessees, and generally supervising lessees to assure that Equipment is being properly operated and maintained; (i) supervising maintenance of Equipment; (j) supervising and coordinating the acquisition of casualty, liability and other types of insurance relating to Equipment; and (k) monitoring performance by Partnership lessees of their obligations under their leases of Equipment.

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

Related Parties and Conflicts of Interest. The General Partner serves or has served as a general partner of Columbia Lease Income Fund I-A L.P.
("CLIF I-A"), Columbia Lease Income Fund II-C L.P. ("CLIF II-C"), Columbia Lease Income Fund II-D L.P. ("CLIF II-D"), and Columbia Lease Income Fund II-E L.P. ("CLIF II-E") (the "Other CLIF Partnerships"), which have investment objectives similar to that of the Partnership.

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

Four lessees, Coulter Leasing Corporation, Halliburton Company, ON Technology Corporation and Sports and Recreation, Incorporated, lease equipment in which the related rental payments exceed 10% of total rental income. The related rental payments comprise 15.85%, 15.67%, 19.40% and 29.75%, respectively, of the total rental income for the year ended December 31, 1996. Coulter Leasing Corporation, Halliburton Company, ON Technology Corporation and Sports and Recreation, Incorporated lease equipment comprising 15.39%, 11.32%, 18.37% and 29.46%, respectively, of the total equipment portfolio at December 31, 1996.

Foreign Operations and Segment Data. The Partnership has not engaged, and does not intend to engage, in material operations in foreign countries, nor is a material portion of the Partnership's revenue intended to be derived from customers in foreign countries. Since the Partnership will engage only in equipment leasing, no industry segment information is provided herein.

Item 2.       PROPERTIES

At December 31, 1996, the Partnership owned computer equipment with a depreciated cost basis of $314,731, subject to existing leases. All purchases of computer equipment are subject to a 2.5% acquisition fee paid to the General Partner.

Item 3.       LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Partnership is a party or of which any of its equipment or leases is the subject.

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

Holders. Except for the General Partner's interest, the only class of equity held in the Partnership is Units of Limited Partnership interest. As of December 31, 1996, 1,071 Limited Partners owned the 20,217 issued and outstanding Units.

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

Each distribution of Distributable Cash From Operations of the Partnership shall be allocated 95% to the Limited Partners and 5% to the General Partner. Any
Distributable Cash From Sales or Refinancings from gains and losses shall be allocated 99% to the Limited Partners and 1% to the General Partner until "Payout" has occurred. "Payout" means the time when the aggregate amount of all distributions to the Limited Partners of Distributable Cash From Operations and of Distributable Cash From Sales or Refinancings equals the aggregate amount of the Limited Partners' original invested capital plus a cumulative 8% annual return (compounded daily) on their aggregate unreturned invested capital (calculated from the beginning of the first full fiscal quarter following the Partnership's closing date). Thereafter, 85% will be distributed to the Limited Partners and 15% to the General Partner, subject to certain adjustments.
Including the distribution for the fourth quarter of 1996 made February 15, 1997, the cumulative distributions to date are $477.57 per Limited Partnership Unit. This cumulative distribution per Limited Partnership Unit represents 35.04% of Payout. It is not anticipated that Payout will occur as of the liquidation of this Partnership.

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

During the fiscal year ended December 31, 1996, the Partnership distributed Distributable Cash From Operations aggregating $126,356 to the Limited Partners as follows:


Distribution                           Record                               Total                         Distribution
     Date                               Date                            Distribution                      per $500 Unit
---------------                       ---------                         ------------                      -------------

May 15, 1996                        March 31, 1996                     $       50,543                       $     2.50
August 15, 1996                     June 30, 1996                              25,271                             1.25
November 15, 1996                   September 30, 1996                         25,271                             1.25
February 15, 1997                   December 31, 1996                          25,271                             1.25
                                                                       --------------                       ----------

                                             Total                     $      126,356                       $     6.25
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

                                                                    For the Years Ended December 31,
                                        1996                1995                1994               1993                1992
                                   --------------     ---------------     --------------      --------------      --------------

Operating Data
Rental income on
  operating leases                 $      487,290     $       491,203     $      617,920      $      909,565      $    1,108,707
Net income                                 63,372              24,869            146,158             253,920             407,946
Net income per Limited
   Partnership Unit                          2.98                1.17               6.87               11.93               19.17

Balance Sheet Data
Total assets                       $      369,422     $       732,820     $      798,717      $    1,618,278      $    2,410,570
Long-term debt                            289,416             497,499            103,127                   -                   -
Net asset value                            (3,689)             65,946            413,496           1,224,986           2,027,120
Net asset value per Limited
   Partnership Unit                         (0.18)               3.26              20.45               60.59              100.66
Distributions to partners                 133,007             372,419            957,648           1,056,054           1,010,850
Distributions per Limited
   Partnership Unit                          6.25               17.50              45.00               50.00               50.00


Item 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations.

The following discussion relates to Partnership's operations for the year ended December 31, 1996, in comparison to the years ended December 31, 1995 and 1994.

The Partnership realized net income of $63,372, $24,869, and $146,158 for the years ended December 31, 1996, 1995, and 1994, respectively. Rental income decreased $3,913 and $126,717 in 1996 and 1995, respectively. The slight decrease in rental income in the current year is primarily due to lower rental rates obtained on equipment lease extensions and remarketings resulting after the initial lease term expires. The increase in other income in the current year is related to the reversal of certain liabilities recorded in prior periods. No earned income on direct financing leases has been recognized during the current year due to the complete allocation of the lease payments to the fair market value of the equipment over the lease terms in 1995. Interest income decreased each year as a result of lower short-term investment balances. The net gain on sale of equipment in the current year is less than 1995 as a result of fewer equipment sales in 1996 than in 1995.

Total costs and expenses decreased $44,801 or 9% and $14,791 or 3% in 1996 and 1995, respectively, compared to prior periods. The decrease in costs and expenses is primarily due to the decrease in depreciation expense. Depreciation expense decreased each year due to a large portion of the equipment portfolio becoming fully depreciated. Interest expense increased $13,684 from 1996 to 1995 due to the payoff and continued paydown on long term debt. Management fees have decreased $3,294 and $11,343 for the years ended December 31, 1996 and 1995, respectively, as a result of the decline in rental income. General and administrative expenses increased 8% and 11% in 1996 and 1995, respectively. A major factor contributing to the current year increase is that salaries and expenses of the partnership accounting and reporting personnel, of the General Partner, which are reimbursable by the various partnerships under management are being allocated over a diminishing number of partnerships. The Partnership increased its provision for doubtful accounts by $22,690 in 1996 to reserve for potential uncollectible accounts versus a decrease of $11,138 in 1995 due to successful collection efforts on delinquent accounts.

The Partnership recorded net income per Limited Partnership Unit of $2.98, $1.17, and $6.87 for the years ended December 31, 1996, 1995 and 1994, respectively.

Liquidity and Capital Resources.

For the year ended December 31, 1996, rental revenue generated from operating leases was the primary source of funds for the Partnership. As equipment leases terminate, the General Partner determines if the equipment will be extended to the same lessee, remarketed to another lessee, or if it is less marketable, sold. This decision is made upon analyzing which option would generate the most favorable results.

Rental income on operating leases will continue to decrease due to two factors. The first factor is the rate obtained when the original leases expire and are remarketed at a lower rate. Typically, the remarketed rates are lower due to the decrease in useful life of the equipment. Secondly, the increasing change of technology in the computer industry usually decreases the demand for older equipment, thus increasing the possibility of obsolescence. Both of these factors together will cause remarketed rates to be lower than original rates. This decrease however, should not affect the Partnership's ability to meet its future cash requirements, including long-term debt obligations. To the extent that future cash flows should be insufficient to meet the Partnership's operating expenses and liabilities, additional funds could be obtained through the sale of equipment, or a reduction in the rate of cash distributions. Future rental revenues on operating leases amount to $490,084 and are to be received over the next five years (see note 7 to the financial statements).

For the year ended December 31, 1996, the Partnership's investing activities for the year resulted in equipment sales with a depreciated cost basis of $1,278, generating $7,002 in sales proceeds. The Partnership has no material capital expenditure commitments and will not purchase equipment in the future as the Partnership has reached the end of its reinvestment period.

The Partnership's  financing activities resulted in the paydown of notes payable
- affiliates and long-term debt in the amount of $208,083. The Partnership will payoff its remaining long-term debt of $289,416 through 1998 (see note 5 to the financial statements).

Cash distributions paid in the first quarter of 1997 are currently at an annual level of 1% per Limited Partnership Unit, or $5.00 per Limited Partnership Unit. For the year ended December 31, 1996, the Partnership distributed or declared a total of $6.25 per Limited Partnership Unit of which $2.98 per Unit represents income and $3.27 per Unit represents a return of capital. For the quarter ended December 31, 1996, the Partnership declared a cash distribution of $26,601, of which $1,330 was allocated to the General Partner and $25,271 was allocated to the Limited Partners. The distribution is payable on February 15, 1997. The Partnership expects to continue paying distributions at or near this level. The effects of inflation have not been significant to the Partnership and are not expected to have a material impact in future periods.

Item 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA





                          Independent Auditors' Report




To the Partners of Columbia Lease Income Fund II-B L.P.:

We have audited the accompanying balance sheets of Columbia Lease Income Fund II-B L.P. (a Delaware Limited Partnership) as of December 31, 1996 and 1995, and the related statements of operations, partners' equity (deficit) and cash flows for each of the years in the three-year period ended December 31, 1996. In connection with our audits of the financial statements, we have also audited the accompanying financial statement schedule II for each of the years in the three-year period ended December 31, 1996. These financial statements and this financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and this financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Columbia Lease Income Fund II-B L.P. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.






KPMG Peat Marwick LLP



Boston, Massachusetts
March 21, 1997

                      COLUMBIA LEASE INCOME FUND II-B L.P.
                        (A Delaware Limited Partnership)

                                 Balance Sheets
                           December 31, 1996 and 1995

                                     Assets
                                                                                       1996                   1995
                                                                                  ---------------        ---------------

Investment property, at cost (notes 3 and 6):
   Computer equipment                                                             $     1,338,357        $     2,077,781
     Less accumulated depreciation                                                      1,023,626              1,470,538
                                                                                  ---------------        ---------------
       Investment property, net                                                           314,731                607,243

Cash and cash equivalents                                                                  23,330                110,280
Net investment in sales-type and direct
   financing leases (note 6)                                                                    -                    359
Rents receivable, net (notes 2 and 7)                                                      28,066                 12,186
Sales receivable, net (note 2)                                                                139                    975
Accounts receivable - affiliates (note 4)                                                   3,156                  1,777
                                                                                  ---------------        ---------------

     Total assets                                                                 $       369,422        $       732,820
                                                                                  ===============        ===============

                        Liabilities and Partners' Equity
Liabilities:
   Current portion of long-term debt (note 5)                                     $       177,540        $       208,083
   Accounts payable and accrued expenses - affiliates (note 4)                             39,014                 37,608
   Accounts payable and accrued expenses                                                   16,750                 51,962
   Distributions payable (note 8)                                                          27,931                 79,805
   Long-term debt, less current portion (note 5)                                          111,876                289,416
                                                                                  ---------------        ---------------

     Total liabilities                                                                    373,111                666,874
                                                                                  ---------------        ---------------

Partners' equity:
   General Partner:
     Capital contribution                                                                   1,000                  1,000
     Cumulative net income                                                                 61,138                 57,969
     Cumulative cash distributions                                                       (407,572)              (400,921)
     Reallocation of capital accounts (note 10)                                           345,434                341,952
                                                                                  ---------------        ---------------
                                                                                                -                      -
                                                                                  ---------------        ---------------
   Limited Partners (20,217 units):
     Capital contribution, net of
       offering costs                                                                   8,844,937              8,844,937
     Cumulative net income                                                              1,161,634              1,101,431
     Cumulative cash distributions                                                     (9,664,826)            (9,538,470)
     Reallocation of capital accounts (note 10)                                          (345,434)              (341,952)
                                                                                  ---------------        ---------------
                                                                                           (3,689)                65,946
                                                                                  ---------------        ---------------
     Total partners' (deficit) equity                                                      (3,689)                65,946
                                                                                  ---------------        ---------------

     Total liabilities and partners' equity                                       $       369,422        $       732,820
                                                                                  ===============        ===============

                 See accompanying notes to financial statements.

                      COLUMBIA LEASE INCOME FUND II-B L.P.
                        (A Delaware Limited Partnership)

                            Statements of Operations
              For the Years Ended December 31, 1996, 1995 and 1994

                                                                 1996                     1995                   1994
                                                            ---------------         ---------------        ---------------

Revenue:
   Rental income on operating leases                        $       487,290         $       491,203        $       617,920
   Other Income                                                      13,611                       -                      -
   Earned income on sales-type and direct
     financing leases (note 6)                                            -                     463                  6,402
   Interest income                                                    4,505                   6,063                 24,450
   Net gain on sale of equipment                                      5,724                  19,699                  4,736
                                                            ---------------         ---------------        ---------------

       Total revenue                                                511,130                 517,428                653,508
                                                            ---------------         ---------------        ---------------

Costs and expenses:
   Depreciation                                                     291,644                 375,103                389,941
   Interest                                                          32,148                  18,464                  2,687
   Related party expenses (note 4):
     Management fees                                                 26,684                  29,978                 41,321
     General and administrative                                      72,973                  67,395                 60,464
   Provision for doubtful accounts                                   24,309                   1,619                 12,937
                                                            ---------------         ---------------        ---------------

       Total costs and expenses                                     447,758                 492,559                507,350
                                                            ---------------         ---------------        ---------------

Net income                                                  $        63,372         $        24,869        $       146,158
                                                            ===============         ===============        ===============

Net income per Limited
   Partnership Unit                                         $          2.98         $          1.17        $          6.87
                                                            ===============         ===============        ===============

                 See accompanying notes to financial statements.

                      COLUMBIA LEASE INCOME FUND II-B L.P.
                        (A Delaware Limited Partnership)

                    Statements of Partners' Equity (Deficit)
              For the Years Ended December 31, 1996, 1995 and 1994


                                                      General Partner             Limited Partners                   Total
                                                           Amount           Units                 Amount             Amount


Equity at
    December 31, 1993                                $           -          20,217        $      1,224,986      $      1,224,986

Distributions (note 8)                                     (47,882)              -                (909,766)             (957,648)

Net income (note 9)                                          7,308               -                 138,850               146,158

Reallocation of capital accounts (note 10)                  40,574               -                 (40,574)                    -
                                                     -------------       ---------        ----------------      ----------------

Equity at
    December 31, 1994                                            -          20,217                 413,496               413,496

Distributions (note 8)                                     (18,621)              -                (353,798)             (372,419)

Net income (note 9)                                          1,243               -                  23,626                24,869

Reallocation of capital accounts (note 10)                  17,378               -                 (17,378)                    -
                                                     -------------       ---------        ----------------      ----------------

Equity at
    December 31, 1995                                            -          20,217                  65,946                65,946

Distributions (note 8)                                      (6,651)              -                (126,356)             (133,007)

Net income (note 9)                                          3,169               -                  60,203                63,372

Reallocation of capital accounts (note 10)                   3,482               -                  (3,482)                    -
                                                     -------------       ---------        ----------------      ----------------

(Deficit) equity at
    December 31, 1996                                $           -          20,217        $         (3,689)     $         (3,689)
                                                     =============       =========        ================      ================

                 See accompanying notes to financial statements.

                      COLUMBIA LEASE INCOME FUND II-B L.P.
                        (A Delaware Limited Partnership)

                            Statements of Cash Flows
              For the Years Ended December 31, 1996, 1995 and 1994


                                                                             1996                1995               1994
                                                                             ----                ----               ----

Cash flows from operating activities:
   Net income                                                           $      63,372       $      24,869     $     146,158
                                                                        -------------       -------------     -------------

Adjustments  to  reconcile   net  income  to  net  cash
   provided  by  operating  activities:
     Depreciation                                                             291,644             375,103           389,941
     Provision for doubtful accounts                                           24,309               1,619            12,937
     Net gain on sale of equipment                                             (5,724)            (19,699)           (4,736)
     Net (increase) decrease in current assets                                (40,373)             16,790            61,457
     Net decrease in current liabilities                                      (33,806)            (19,615)          (18,093)
                                                                        -------------       -------------     -------------

       Total adjustments                                                      236,050             354,198           441,506
                                                                        -------------       -------------     -------------

       Net cash provided by operating activities                              299,422             379,067           587,664
                                                                        -------------       -------------     -------------

Cash flows from investing activities:
   Purchase of investment property                                               (410)           (489,645)         (531,192)
   Proceeds from sales of investment property                                   7,002              47,200           188,795
                                                                        -------------       -------------     -------------

       Net cash provided by (used in) investing activities                      6,592            (442,445)         (342,397)
                                                                        -------------       -------------     -------------

Cash flows from financing activities:
   Proceeds from borrowing on notes payable - affiliates                            -             364,677                 -
   Proceeds from borrowings on long-term debt                                       -             461,719           124,864
   Principal payment on notes payable - affiliates                                  -            (364,677)                -
   Principal payments on long-term debt                                      (208,083)            (67,347)          (21,737)
   Cash distributions to partners                                            (184,881)           (465,523)       (1,050,753)
                                                                        -------------       -------------     -------------

       Net cash used in financing activities                                 (392,964)            (71,151)         (947,626)
                                                                        -------------       -------------     -------------

Net (decrease) increase in cash and cash equivalents                          (86,950)           (134,529)         (702,359)

Cash and cash equivalents at beginning of year                                110,280             244,809           947,168
                                                                        -------------       -------------     -------------

Cash and cash equivalents at end of year                                $      23,330       $     110,280     $     244,809
                                                                        =============       =============     =============

Supplemental cash flow information:
   Interest paid during the year                                        $      32,148       $      15,848     $       2,687
                                                                        =============       =============     =============

Non-cash investing activities:
   Reclassification of expired direct financing
     lease to operating lease                                           $           -       $       4,318     $      29,480
                                                                        =============       =============     =============

                 See accompanying notes to financial statements.

                      COLUMBIA LEASE INCOME FUND II-B L.P.
                        (A Delaware Limited Partnership)

                          Notes to Financial Statements
                        December 31, 1996, 1995 and 1994

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

At  December  31,  1996,   TLP-Columbia   Management   Corporation  ("TCMC"),  a
wholly-owned subsidiary of TLP Leasing Programs, Inc. ("TLP"), is the sole General Partner of the Partnership. TCMC was admitted as a co-General Partner of the Partnership on June 30, 1993 and has exercised control over the Partnership since that date. Pursuant to TCMC's admission, Meridian-Columbia Management Corporation ("Meridian-CMC") voluntarily withdrew as co-General Partner of the Partnership, effective November 30, 1993. TM-Columbia Management Corporation ("TMC"), a wholly-owned subsidiary of Thomson McKinnon Inc. ("TMI"), was a General Partner from April 11, 1985 until October 14, 1990 when TMC voluntarily withdrew from the Partnership. Meridian-CMC was admitted as a General Partner of the Partnership on November 2, 1989.

The General Partner has contributed $1,000 to the Partnership. The subscription period for the Partnership commenced on April 11, 1986 and terminated on August 10, 1986. Admissions of Limited Partners occurred as follows:

                                                       Units of Limited
                                                     Partnership Interest                      Total Capital
         Date of Admission                                  ("Units")                          Contribution

         July 8, 1986                                       12,754                            $     6,377,000
         August 15, 1986                                     7,463                                  3,731,500
                                                            ------                            ---------------

                Total                                       20,217                            $    10,108,500
                                                            ======                            ===============

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

Allowance for Doubtful Accounts

The financial statements include an allowance for estimated losses on receivable balances. The allowance for doubtful accounts is based on past write off experience and an evaluation of potential uncollectible accounts within the current receivable balances. Receivable balances which are determined to be uncollectible are charged against the allowance and subsequent recoveries, if any, are credited to the allowance. At December 31, 1996 and 1995, the allowance for doubtful accounts included in rents receivable was $27,741 and $3,682, respectively, and $250 and $0 in sales receivable, respectively.

Income Taxes

No provision for federal income taxes has been made as the liability for such taxes is that of the Partners rather than that of the Partnership. Taxable income, as reported on Schedule K-1, Form 1065 "Partner's Share of Income, Credits, Deductions, etc.", was $76,386, $18,814, and $190,759 in 1996, 1995 and
1994, respectively (see note 11).

Equipment on Operating Leases

The Partnership has determined that its equipment leases are properly classified as either operating leases or sales-type leases. Under the operating method of accounting for leases, the leased equipment is recorded as an asset at cost including acquisition fees and other expenses related to the purchase of equipment. Equipment placed in service prior to January 1, 1990 is depreciated on a straight-line basis over five years to its estimated salvage value. Equipment placed in service after January 1, 1990 and prior to July 1, 1993 is depreciated on a straight-line basis over the term of the lease to an estimated residual value at the end of the lease. Equipment placed in service on or after July 1, 1993 is depreciated using an accelerated method over an economic life of five years. The Partnership's policy is to periodically review the estimated fair market value of its equipment to assess the recoverability of its undepreciated cost. In accordance with this policy, the Partnership records a charge to depreciation expense in instances when the net book value of equipment exceeds its net realizable value. Included in depreciation expense in 1993 is a provision for $130,000 to properly reflect the equipment portfolio's net realized value during the year. Rental income is determined on the basis of rental payments due under the terms of the lease.

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

(3)   Investment Property

At December 31, 1996, the Partnership owned computer equipment with a depreciated cost basis of $314,731, subject to existing leases. All purchases of computer equipment are subject to a 2.5% acquisition fee paid to the General Partner.

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

                      COLUMBIA LEASE INCOME FUND II-B L.P.
                        (A Delaware Limited Partnership)

                          Notes to Financial Statements

Fees, commissions and other expenses paid or accrued by the Partnership to the General Partner or affiliates of the General Partner for the years ended December 31, 1996, 1995 and 1994 are as follows:

                                                     1996               1995              1994
                                                     ----               ----              ----

Equipment acquisition fees                        $          -     $       11,943     $      12,956
Management fees                                         26,684             29,978            41,321
Reimbursable expenses paid                              70,893             65,778            58,607
                                                  ------------     --------------     -------------

                                                  $     97,577     $      107,699     $     112,884
                                                  ============     ==============     =============

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

                      COLUMBIA LEASE INCOME FUND II-B L.P.
                        (A Delaware Limited Partnership)

                          Notes to Financial Statements

(5)   Long-Term Debt

Long-term debt at December 31, 1996 consists of three installment notes for $19,338, $33,119 and $236,959 from Liberty Bank, each with an interest rate of 8.250%, 8.250% and 7.750%, respectively, collateralized by the equipment on lease.

The annual maturities of long-term debt for the next two years are as follows:

                                1997                        $    177,540
                                1998                             111,876
                                                            ------------

                                                            $    289,416
                                                            ============

(6)   Net Investment in Sales-Type and Direct Financing Leases

The components of the net investment in sales-type and direct financing leases at December 31, 1996 and 1995 are as follows:

                                                                           1996                       1995
                                                                           ----                       ----

      Minimum lease payments receivable                                $          -              $        359
      Estimated residual values                                                   -                         -
      Less unearned income                                                        -                         -
                                                                       ------------              ------------
      Net investment in sales-type and direct
         financing leases                                              $          -              $        359
                                                                       ============              ============

There are no future minimum lease payments to be received as of December 31, 1996 as all of the remaining sales-type and direct financing leases expired in 1996.

(7)   Equipment on Operating Leases

Equipment on operating leases is comprised primarily of computer peripheral devices, small data processing systems/attachments and computer terminals purchased from Suppliers.

Future minimum lease payments to be received as of December 31, 1996 under existing noncancelable operating leases are as follows:


                           1997                        $    337,679
                           1998                             136,488
                           1999                               6,883
                           2000                               5,756
                           2001                               3,278
                                                       ------------

                                                       $    490,084
                                                       ============

                      COLUMBIA LEASE INCOME FUND II-B L.P.
                        (A Delaware Limited Partnership)

                          Notes to Financial Statements

Four lessees, Coulter Leasing Corporation, Halliburton Company, ON Technology Corporation and Sports and Recreation, Incorporated, lease equipment in which the related rental payments exceed 10% of total rental income. The related rental payments comprise 15.85%, 15,67%, 19.40% and 29.75%, respectively, of the total rental income for the year ended December 31, 1996. Coulter Leasing Corporation, Halliburton Company, ON Technology Corporation and Sports and Recreation, Incorporated lease equipment comprising 15.39%, 11.32%, 18.37% and 29.46%, respectively, of the total equipment portfolio at December 31, 1996.

(8)   Distributions to Partners

For the years ended December 31, 1996, 1995 and 1994, declarations of Distributable Cash were as follows:

                                                                        Limited Partners
                                                           Distribution                                            General
                                  Year Ended               Per $500 Unit                  Total                    Partner
                           -----------------------         -------------                  -----                    -------

                           December 31, 1996                $     6.25                $     126,356                $    6,651
                           December 31, 1995                $    17.50                $     353,798                $   18,621
                           December 31, 1994                $    45.00                $     909,766                $   47,882

Each distribution of Distributable Cash From Operations of the Partnership shall be allocated 95% to the Limited Partners and 5% to the General Partner. Any
Distributable Cash From Sales or Refinancings from gains and losses shall be allocated 99% to the Limited Partners and 1% to the General Partner until "Payout" has occurred. "Payout" means the time when the aggregate amount of all distributions to the Limited Partners of Distributable Cash From Operations and of Distributable Cash From Sales or Refinancings equals the aggregate amount of the Limited Partners' original invested capital plus a cumulative 8% annual return (compounded daily) on their aggregate unreturned invested capital (calculated from the beginning of the first full fiscal quarter following the Partnership's closing date). Thereafter, 85% will be distributed to the Limited Partners and 15% to the General Partner, subject to certain adjustments.
Including the distribution for the fourth quarter of 1996 made February 15, 1997, the cumulative distributions to date are $477.57 per Limited Partnership Unit. This cumulative distribution per Limited Partnership Unit represents 35.04% of Payout. It is not anticipated that Payout will occur as of the liquidation of this Partnership. Distributions to partners in excess of net income represent a return of capital. See note 10 regarding General Partner distributions which have been returned to the Partnership during the current and prior years.

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

                      COLUMBIA LEASE INCOME FUND II-B L.P.
                        (A Delaware Limited Partnership)

                          Notes to Financial Statements

(11) Reconciliation of Financial Statement Net Income to Taxable Income to Partners

A reconciliation of financial statement net income to taxable income to partners is as follows for the years ended December 31, 1996, 1995 and 1994:

                                                                                  1996               1995                1994
                                                                                  ----               ----                ----

      Net income per financial statements                                     $       63,372      $      24,869      $     146,158

      Rental income for financial statement purposes
           (in excess of) less than rental income for tax purposes                    (5,543)             1,322             (5,182)

      Income on sales-type and direct financing leases
           for financial statement purposes less than income
           for tax purposes                                                                -              8,147             40,866

      Provision for doubtful accounts expense for financial
           statement purposes in excess of (less than) provision
           for doubtful accounts expense for tax purposes                             24,309              1,619            (16,438)

      Depreciation expense for financial statement purposes
           in excess of depreciation expense for tax purposes                          4,635              2,484            138,171

      Net gain on sale of equipment for financial statement
           purposes in excess of net gain on sale of
           equipment for tax purposes                                                (12,012)           (18,002)          (112,816)

      Prepaid expense for financial statement purposes in
           excess of (less than) prepaid expense for tax purposes                      1,625             (1,625)                 -
                                                                              --------------      -------------      -------------

      Taxable income to partners                                              $       76,386      $      18,814      $     190,759
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


                      COLUMBIA LEASE INCOME FUND II-B L.P.
                        (A Delaware Limited Partnership)




Schedule II - Valuation and Qualifying Accounts and Reserves


                                      Balance at             Additions                                            Balance
                                      beginning              charged to                                           at end
Classification                          of year           costs and expenses           Charge-offs                of year
                                   ----------------       ------------------        ----------------        -----------------

Year ended
December 31, 1994                  $         18,501        $         12,937         $         29,375        $           2,063
                                   ================        ================         ================        =================

Year ended
December 31, 1995                  $          2,063        $          1,619         $              -        $           3,682
                                   ================        ================         ================        =================

Year ended
December 31, 1996                  $          3,682        $         24,309         $              -        $          27,991
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


TLP Columbia Management Corporation

          Name                                                       Title                                             Age

Nicholas C. Bogard                                 Director                                                            51
Arthur P. Beecher                                  Director and President                                              59
Nancy E. Malone                                    Vice President, Lease Financing                                     38
Irene V. King                                      Vice President, Satellite Operations                                50
Joseph P. Colonna                                  Vice President, Marketing                                           37
James S. Felman                                    Clerk                                                               32


(c) Identification of certain significant persons

See Item 10. (a-b)

(d) Family relationship

No family relationship exists between any of the foregoing Directors or Officers.

(e) Business experience

Nicholas C. Bogard is Director of TCMC and TLP. Mr. Bogard served as President and Director of TLP from 1982 - 1992, and served as Director of CS First Boston from 1992 - 1994. He has been working as an independent consultant since 1994. Mr. Bogard holds a B.A. from Princeton University and an M.B.A. from Harvard University.

Arthur P. Beecher is President of TCMC and President and Director of TLP. Prior to joining TLP, he was an officer of CSA Financial Corp. of Boston, Massachusetts, most recently as Vice President, Finance and Administration since 1975. Mr. Beecher holds a B.S. from Boston University and is a Certified Public Accountant.

Nancy E. Malone is Vice President, Lease Financing of TCMC and TLP. Prior to joining TLP, she was Manager, Lease Financing for 11 years at CSA Financial Corp. of Boston, Massachusetts. Ms. Malone holds a B.A. from The College of the Holy Cross.

Irene V. King is Vice President, Satellite Operations for TCMC and TLP. Prior to joining TLP in April 1994, she was Director of Public Income Funds at CSA Financial Corp. of Boston, Massachusetts and was previously Vice President of Finance at First Alliance Corp. of Wellesley, Massachusetts. Ms. King holds a B.A. from Barat College of the Sacred Heart, Lake Forest, Illinois.

James S. Felman is Clerk of TCMC and TLP. Prior to joining TLP, he was in private practice and was previously employed as a Tax Consultant with Price Waterhouse in Miami, Florida and New York, New York. Mr. Felman received his J.D. from S.U.N.Y. at Buffalo Law School, holds a B.S. in Economics and Business Management from Cornell University, and is a licensed attorney in New York and Florida.

Joseph P. Colonna is Vice President, Marketing of TCMC and TLP. Prior to joining TLP, he was Associate Counsel at CSA Financial Corp. of Boston, Massachusetts in charge of Domestic and International Leasing Transactions. He received his B.A. from Rutgers University, J.D. from Suffolk University Law School and M.S.L. from Vermont Law School.

(f) Involvement in certain legal proceedings

The Partnership is not aware of any legal proceedings against any Director or Executive Officer of the General Partner which may be important for the evaluation of any such person's ability and integrity.

Item 11.  Management Remuneration and Transactions.

(a), (b), (c), (d), and (e): The Officers and Directors of the General Partner receive no current or proposed direct remuneration in such capacities, pursuant to any standard arrangements or otherwise, from the Partnership. In addition, the Partnership has not paid and does not propose to pay any options, warrants or rights to the Officers and Directors of the General Partner. There exists no remuneration plan or arrangement with any Officer or Director of the General Partner resulting from the resignation, retirement or any other termination. See note 4 to the financial statements included in Item 8. of this report for a description of the remuneration paid by the Partnership to the General Partner and its affiliates during 1996, 1995 and 1994.

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

No person or group is known by the General Partner to own beneficially more than 5% of the Partnership's 20,217 outstanding Limited Partnership Units as of December 31, 1996.

By virtue of its organization as a limited partnership, the Partnership has no Officers or Directors. See also note 1 to the financial statements included in Item 8. and Item 10. of this report.

Item 13.  Certain Relationships and Related Transactions.

See Items 1., 8. note (4), 10. and 12. above for information concerning transactions with TCMC and Meridian-CMC and their affiliates.

                                     Part IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K: None.


                                                                                                                       Page No.

(a) 1.  Financial Statements
          Independent Auditors' Report - KPMG Peat Marwick LLP                                                         16
          Balance Sheets at December 31, 1996 and 1995                                                                 17
          Statements of Operations for the Years Ended
             December 31, 1996, 1995 and 1994                                                                          18
          Statements of Partners' Equity (Deficit) for
             the Years Ended December 31, 1996, 1995 and 1994                                                          19
          Statements of Cash Flows for the Years
             Ended December 31, 1996, 1995 and 1994                                                                    20
          Notes to Financial Statements                                                                                21 - 28

       2. Financial Statement Schedules


          Schedule II - Valuation and Qualifying Accounts and Reserves                                                 29

          All other financial  statement  schedules are omitted because they are
          not  applicable,  the  data  is  not  significant,   or  the  required
          information is shown elsewhere in this report.


   3.A.   Exhibit Index
          N/A

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


Date:  March 27, 1997






By:    Arthur P. Beecher,
       President