Form 10-Q
period 1997-03-31
COLUMBIA LEASE INCOME FUND II-B LP
filed 1997-05-14
CIK 769333

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             -----------------------

                                    FORM 10-Q
                   Quarterly Report Under Section 13 or 15(d)
              of the United States Securities Exchange Act of 1934

                             -----------------------


For The Quarter Ended March 31, 1997                 Commission File No. 2-97907


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

                         ------------------------------


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


                           INDEX                                                                                 Page No.

Part I.       FINANCIAL INFORMATION

              Financial Statements

                    Balance Sheets as of March 31, 1997 and December 31, 1996                                    3

                    Statements of Operations
                          Quarters Ended March 31, 1997 and 1996                                                 4

                    Statements of Cash Flows
                          Quarters Ended March 31, 1997 and 1996                                                 5

                    Notes to Financial Statements                                                                6 - 7

              Management's Discussion and Analysis of Financial Condition and
                    Results of Operation                                                                         8 - 9

Part II.      OTHER INFORMATION

              Items 1 - 6                                                                                        10

              Signature                                                                                          11


                          PART I. FINANCIAL INFORMATION

                      COLUMBIA LEASE INCOME FUND II-B L.P.
                        (A Delaware Limited Partnership)
                                 Balance Sheets

                                     Assets
                                                                                    (Unaudited)             (Audited)
                                                                                      3/31/97               12/31/96
                                                                                  ---------------        ---------------

Investment property, at cost (note 3):
   Computer equipment                                                             $     1,212,996        $     1,338,357
     Less accumulated depreciation                                                        945,365              1,023,626
                                                                                  ---------------        ---------------
       Investment property, net                                                           267,631                314,731

Cash and cash equivalents                                                                  36,918                 23,330
Rents receivable, net (note 2)                                                              2,256                 28,066
Sales receivable, net (note 2)                                                                  -                    139
Accounts receivable - affiliates (note 4)                                                   1,466                  3,156
                                                                                  ---------------        ---------------

     Total assets                                                                 $       308,271        $       369,422
                                                                                  ===============        ===============

                        Liabilities and Partners' Equity
Liabilities:
   Current portion of long-term debt (note 5)                                     $       164,825        $       177,540
   Accounts payable and accrued expenses - affiliates (note 4)                             41,545                 39,014
   Accounts payable and accrued expenses                                                   21,095                 16,750
   Distributions payable (note 6)                                                          27,931                 27,931
   Long-term debt, less current portion (note 5)                                           79,066                111,876
                                                                                  ---------------        ---------------

     Total liabilities                                                                    334,462                373,111
                                                                                  ---------------        ---------------

Partners' equity (deficit):
   General Partner:
     Capital contribution                                                                   1,000                  1,000
     Cumulative net income                                                                 61,343                 61,138
     Cumulative cash distributions                                                       (408,902)              (407,572)
     Reallocation of capital accounts                                                     346,559                345,434
                                                                                  ---------------        ---------------
                                                                                                -                      -
                                                                                  ---------------        ---------------
   Limited Partners (20,217 units):
     Capital contribution, net of
       offering costs                                                                   8,844,937              8,844,937
     Cumulative net income                                                              1,165,528              1,161,634
     Cumulative cash distributions                                                     (9,690,097)            (9,664,826)
     Reallocation of capital accounts                                                    (346,559)              (345,434)
                                                                                  ---------------        ---------------
                                                                                          (26,191)                (3,689)
                                                                                  ---------------        ---------------
     Total partners' deficit                                                              (26,191)                (3,689)
                                                                                  ---------------        ---------------

     Total liabilities and partners' equity                                       $       308,271        $       369,422
                                                                                  ===============        ===============

                 See accompanying notes to financial statements.



                      COLUMBIA LEASE INCOME FUND II-B L.P.
                        (A Delaware Limited Partnership)

                            Statements of Operations
                     Quarters Ended March 31, 1997 and 1996
                                   (Unaudited)

                                                                                          1997                   1996
                                                                                    ---------------        ---------------

Revenue:
   Rental income on operating leases                                                $        45,109        $       135,004
   Interest income                                                                              186                  1,138
   Net gain on sale of equipment                                                              4,387                    340
                                                                                    ---------------        ---------------

       Total revenue                                                                         49,682                136,482
                                                                                    ---------------        ---------------

Costs and expenses:
   Depreciation                                                                              40,378                 99,090
   Interest                                                                                   5,374                 10,514
   Related party expenses (note 4):
     Management fees                                                                          5,874                  6,463
     General and administrative                                                              17,665                 18,414
   Reversal of provision for doubtful accounts                                              (23,708)                     -
                                                                                    ---------------        ---------------

       Total costs and expenses                                                              45,583                134,481
                                                                                    ---------------        ---------------

Net income                                                                          $         4,099        $         2,001
                                                                                    ===============        ===============

Net income per Limited Partnership Unit                                             $          0.19        $          0.09
                                                                                    ===============        ===============

                 See accompanying notes to financial statements.


                      COLUMBIA LEASE INCOME FUND II-B L.P.
                        (A Delaware Limited Partnership)

                            Statements of Cash Flows
                     Quarters Ended March 31, 1997 and 1996
                                   (Unaudited)

                                                                                                 1997             1996
                                                                                                 ----             ----

Cash flows from operating activities:
   Net income                                                                               $       4,099     $       2,001
                                                                                            -------------     -------------

Adjustments  to  reconcile   net  income  to  net  cash
   provided  by  operating activities:
     Depreciation                                                                                  40,378            99,090
     Net gain on sale of equipment                                                                 (4,387)             (340)
     Reversal of provision for doubtful accounts                                                  (23,708)                -
     Net decrease (increase) in current assets                                                     51,347            (4,362)
     Net increase (decrease) in current liabilities                                                 6,876           (15,522)
                                                                                            -------------     -------------

       Total adjustments                                                                           70,506            78,866
                                                                                            -------------     -------------

       Net cash provided by operating activities                                                   74,605            80,867
                                                                                            -------------     -------------

Cash flows from investing activities:
   Proceeds from sales of investment property                                                      11,109               340
                                                                                            -------------     -------------

       Net cash provided by investing activities                                                   11,109               340
                                                                                            -------------     -------------

Cash flows from financing activities:
   Principal payments on long-term debt                                                           (45,525)          (58,703)
   Cash distributions to partners                                                                 (26,601)          (79,805)
                                                                                            -------------     -------------

       Net cash used in financing activities                                                      (72,126)         (138,508)
                                                                                            -------------     -------------

Net increase (decrease) in cash and cash equivalents                                               13,588           (57,301)

Cash and cash equivalents at beginning of period                                                   23,330           110,280
                                                                                            -------------     -------------

Cash and cash equivalents at end of period                                                  $      36,918     $      52,979
                                                                                            =============     =============

Supplemental cash flow information:
   Interest paid during the period                                                          $       5,374     $      10,514
                                                                                            =============     =============

Non cash investing activities:
   Reclassification of residual value of expired
     direct financing lease to operating lease                                              $           -     $      20,797
                                                                                            =============     =============

                 See accompanying notes to financial statements.

                      COLUMBIA LEASE INCOME FUND II-B L.P.
                        (A Delaware Limited Partnership)

                          Notes to Financial Statements
                Quarters Ended March 31, 1997 and March 31, 1996
                                   (Unaudited)

(1)   Organization

The foregoing financial statements of Columbia Lease Income Fund II-B L.P. (the "Partnership") have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for Form 10-Q and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Pursuant to such rules and regulations, certain note disclosures which are normally required under generally accepted accounting principles have been omitted. It is recommended that these financial statements be read in conjunction with the Partnership's Annual Report on Form 10-K for the year ended December 31, 1996.

(2)   Significant Accounting Policies

Allowance for Doubtful Accounts

The financial statements include allowances for estimated losses on receivable balances. The allowances for doubtful accounts are based on past write off experience and an evaluation of potential uncollectible accounts within the current receivable balances. Receivable balances which are determined to be uncollectible are charged against the allowance and subsequent recoveries, if any, are credited to the allowance. At March 31, 1997 and December 31, 1996, the allowance for doubtful accounts included in rents receivable was $4,033 and $27,741, respectively. The allowance for doubtful accounts included in sales receivable was $250 at March 31, 1997 and December 31, 1996, respectively.

(3)   Investment Property

At March 31, 1997, the Partnership owned computer equipment with a depreciated cost basis of $267,631 subject to existing leases. All purchases of computer equipment are subject to a 2.5% acquisition fee paid to the General Partner.

                      COLUMBIA LEASE INCOME FUND II-B L.P.
                        (A Delaware Limited Partnership)

                          Notes to Financial Statements
                Quarters Ended March 31, 1997 and March 31, 1996
                                   (Unaudited)

(4)   Related Party Transactions

Fees, commissions and other expenses paid or accrued by the Partnership to the General Partner or affiliates of the General Partner for the three months ended March 31 are as follows:

                                                  1997                  1996
                                                  ----                  ----

Management fees                               $      5,874        $        6,463
Reimbursable expenses paid                          19,685                19,245
                                              ------------        --------------

                                              $     25,559        $       25,708
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

(5)   Long-Term Debt

Long-term debt at March 31, 1997 consists of three installment notes from Liberty Bank for $12,210, $25,093 and $206,588, each with an interest rate of 8.250%, 8.250% and 7.750%, respectively, collateralized by the equipment on lease.

The annual maturities of long-term debt for the next two years are as follows:

                  1997                        $    132,015
                  1998                             111,876
                                              ------------

                                              $    243,891
                                              ============

(6)   Distributions to Partners

For the three months ended March 31, 1997, the declaration of Distributable Cash was as follows:

                                                                                Limited Partners
                                                                                                                   General
                                    Date Paid                          Distribution                                Partner
Quarter Ended                       or Payable                         Per $500 Unit                 Total          Total
-------------                       ----------                         -------------                 -----          -----

March 31, 1997                      May 15, 1997                           $1.25                    $25,271         $1,330


                      COLUMBIA LEASE INCOME FUND II-B L.P.
                        (A Delaware Limited Partnership)

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operation
                                   (Unaudited)

Results of Operations

The following discussion relates to Partnership's operations for the three month period ended March 31, 1997 in comparison to the same period in 1996.

The Partnership realized net income of $4,099 and $2,001 for the three month periods ended March 31, 1997 and 1996, respectively. Rental income on operating leases decreased $89,895 or 67% between the three month periods. The decrease is primarily due to lower rental rates generated on equipment lease extensions and remarketings resulting after the initial lease term expires. Interest income decreased $952 or 84% as a result of lower average cash balances. The increase in net gain on the sale of equipment in the current quarter is primarily due to a larger number of equipment sales carrying low net book values.

Total costs and expenses decreased $88,898 or 66% between the three month periods. The decrease in costs and expenses is mainly due to the $58,712 decrease in depreciation expense during the current quarter in comparison to the same period in 1996. The decrease in depreciation expense is due to a large portion of the equipment portfolio becoming fully depreciated and an overall reduction in the equipment portfolio. Another element impacting the decline in costs and expenses is the $23,708 reversal of provision for doubtful accounts. The reversal is a result of the successful collection efforts of delinquent rents receivable in 1997. Interest expense decreased $5,140 as the Partnership continued to paydown the principal on long-term debt during the current quarter. The long-term debt balance at March 31, 1997 was $243,891 versus a balance of $438,796 at March 31, 1996. Management fees and general and administrative expenses decreased in correlation to the reduction in rental income.

The Partnership recorded net income per Limited Partnership Unit of $0.19 and $0.09 for the quarters ended March 31, 1997 and 1996, respectively.

Liquidity and Capital Resources

For the three months ended March 31, 1997, rental revenue generated from operating leases was the primary source of funds for the Partnership. As equipment leases terminate, the General Partner determines if the equipment will be extended to the same lessee, remarketed to another lessee, or sold. This decision is made upon analyzing which option generates the most favorable result.

                      COLUMBIA LEASE INCOME FUND II-B L.P.
                        (A Delaware Limited Partnership)

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operation
                                   (Unaudited)

Rental income on operating leases has continued to decrease due to two factors. First, lower rates are obtained on the remarketing of existing equipment upon the expiration of the original lease. Typically, the remarketed rates are lower due to the decrease in useful life of the equipment. Second, the increasing change of technology in the computer industry usually decreases the demand for older equipment, thus increasing the possibility of obsolescence. Both of these factors together will cause remarketed rates to be lower than the original rates. This decrease however, should not affect the Partnership's ability to meet its future cash requirements, including its long-term debt obligations. To the extent that future cash flows should be insufficient to meet the Partnership's operating expenses and liabilities, additional funds could be obtained through the sale of equipment, or a reduction in the rate of cash distributions. Future rental revenues on operating leases amount to $364,309 and are to be received over the next five years.

For the three months ended March 31, 1997, the Partnership's investing activities generated $11,109 in sales proceeds on the sale of equipment with a depreciated cost basis of $6,722.

The Partnership's financing activities resulted in a paydown on long-term debt of $45,525 for the three months ended March 31, 1997. The Partnership will payoff its remaining long-term debt of $243,891 in 1998.

Cash distributions are currently at an annual level of 1% per Limited Partnership Unit, or $1.25 per Limited Partnership Unit on a quarterly basis. For the quarter ended March 31, 1997, the Partnership declared a cash distribution of $26,601, of which $1,330 was allocated to the General Partner and $25,271 was allocated to the Limited Partners. The distribution is payable on May 15, 1997. The Partnership expects to continue paying distributions at or near this level. The effects of inflation have not been significant to the Partnership and are not expected to have a material impact in future periods.

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

Date:  May 12, 1997