Form 10-Q
period 1997-06-30
COLUMBIA LEASE INCOME FUND II-B LP
filed 1997-08-13
CIK 769333

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             -----------------------

                                    FORM 10-Q
                   Quarterly Report Under Section 13 or 15(d)
              of the United States Securities Exchange Act of 1934

                             -----------------------


For Quarter Ended June 30, 1997                      Commission File No. 2-97907


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


                                INDEX                                                                          Page No.

Part I.       FINANCIAL INFORMATION

              Financial Statements

                    Balance Sheets as of June 30, 1997 and December 31, 1996                                   3

                    Statements of Operations
                          Quarters Ended June 30, 1997 and 1996 and
                          the Six Months Ended June 30, 1997 and 1996                                          4

                    Statements of Cash Flows
                          Six Months Ended June 30, 1997 and 1996                                              5

                    Notes to Financial Statements                                                              6 - 7

              Management's Discussion and Analysis of Financial Condition and
                    Results of Operations                                                                      8 - 10

Part II.      OTHER INFORMATION

              Items 1 - 6                                                                                      11

              Signature                                                                                        12



                          PART I. FINANCIAL INFORMATION

                      COLUMBIA LEASE INCOME FUND II-B L.P.
                        (A Delaware Limited Partnership)

                                 Balance Sheets

                                    Assets                                          (Unaudited)              (Audited)
                                                                                      6/30/97                 12/31/96
                                                                                  ---------------        ---------------
Investment property, at cost (note 3):
   Computer equipment                                                             $     1,100,015        $     1,338,357
     Less accumulated depreciation                                                        878,004              1,023,626
                                                                                  ---------------        ---------------
       Investment property, net                                                           222,011                314,731

Cash and cash equivalents                                                                  13,998                 23,330
Rents receivable, net (note 2)                                                              5,494                 28,066
Sales receivable, net (note 2)                                                                 51                    139
Accounts receivable - affiliates (note 4)                                                   1,163                  3,156
Other assets                                                                               29,403                      -
                                                                                  ---------------        ---------------

     Total assets                                                                 $       272,120        $       369,422
                                                                                  ===============        ===============

                        Liabilities and Partners' Deficit
Liabilities:
   Current portion of long-term debt (note 5)                                     $       139,760        $       177,540
   Accounts payable and accrued expenses - affiliates (note 4)                             21,566                 39,014
   Accounts payable and accrued expenses                                                   27,668                 16,750
   Distributions payable (note 6)                                                          26,602                 27,931
   Long-term debt, less current portion (note 5)                                           95,236                111,876
                                                                                  ---------------        ---------------

     Total liabilities                                                                    310,832                373,111
                                                                                  ---------------        ---------------

Partners' deficit:
   General Partner:
     Capital contribution                                                                   1,000                  1,000
     Cumulative net income                                                                 62,047                 61,138
     Cumulative cash distributions                                                       (410,232)              (407,572)
     Reallocation of capital accounts                                                     347,185                345,434
                                                                                  ---------------        ---------------
                                                                                                -                      -
                                                                                  ---------------        ---------------
   Limited Partners (20,217 units):
     Capital contribution, net of
       offering costs                                                                   8,844,937              8,844,937
     Cumulative net income                                                              1,178,904              1,161,634
     Cumulative cash distributions                                                     (9,715,368)            (9,664,826)
     Reallocation of capital accounts                                                    (347,185)              (345,434)
                                                                                  ---------------        ---------------
                                                                                          (38,712)                (3,689)
                                                                                  ---------------        ---------------
     Total partners' deficit                                                              (38,712)                (3,689)
                                                                                  ---------------        ---------------

     Total liabilities and partners' deficit                                      $       272,120        $       369,422
                                                                                  ===============        ===============

                 See accompanying notes to financial statements.


                      COLUMBIA LEASE INCOME FUND II-B L.P.
                        (A Delaware Limited Partnership)

                            Statements of Operations
                                   (Unaudited)

                                                       Quarters Ended                          Six Months Ended
                                                          June 30,                                 June 30,
                                                 -----------------------------        --------------------------------
                                                    1997             1996                 1997               1996
                                                 -----------------------------        --------------------------------

Revenue:
   Rental income on operating leases             $     82,355     $    114,051        $    127,464        $    249,055
   Interest income                                        228              237                 414               1,375
   Net gain on sale of equipment                        2,249            1,750               6,636               2,090
                                                 ------------     ------------        ------------        ------------

       Total revenue                                   84,832          116,038             134,514             252,520
                                                 ------------     ------------        ------------        ------------

Costs and expenses:
   Depreciation                                        39,819           64,223              80,197             163,313
   Interest                                             5,561            8,236              10,935              18,750
   Related party expenses (note 4):
     Management fees                                    4,725            8,085              10,599              14,548
     General and administrative                        20,647           18,501              38,312              36,915
   Reversal of provision for
     doubtful accounts                                      -           (1,331)            (23,708)             (1,331)
                                                 ------------     ------------        ------------        ------------

       Total costs and expenses                        70,752           97,714             116,335             232,195
                                                 ------------     ------------        ------------        ------------

Net income                                       $     14,080     $     18,324        $     18,179        $     20,325
                                                 ============     ============        ============        ============

Net income per Limited
   Partnership Unit                              $       0.66     $       0.87        $       0.85        $       0.96
                                                 ============     ============        ============        ============

                 See accompanying notes to financial statements.


                      COLUMBIA LEASE INCOME FUND II-B L.P.
                        (A Delaware Limited Partnership)

                            Statements of Cash Flows
                     Six Months Ended June 30, 1997 and 1996
                                   (Unaudited)

                                                                                            1997                     1996
                                                                                            ----                     ----

Cash flows from operating activities:
   Net income                                                                         $        18,179         $         20,325
                                                                                      ---------------         ----------------

Adjustments  to  reconcile   net  income  to  net  cash  provided
   by  operating activities:
     Depreciation                                                                              80,197                  163,313
     Reversal of provision for doubtful accounts                                              (23,708)                  (1,331)
     Net gain on sale of equipment                                                             (6,636)                  (2,090)
     Net decrease in current assets                                                            18,958                   12,380
     Net decrease in current liabilities                                                       (6,530)                 (30,184)
                                                                                      ---------------         ----------------

           Total adjustments                                                                   62,281                  142,088
                                                                                      ---------------         ----------------

           Net cash provided by operating activities                                           80,460                  162,413
                                                                                      ---------------         ----------------

Cash flows from investing activities:
   Proceeds from sales of investment property                                                  19,159                    2,090
                                                                                      ---------------         ----------------

           Net cash provided by investing activities                                           19,159                    2,090
                                                                                      ---------------         ----------------

Cash flows from financing activities:
   Proceeds from borrowing on long-term debt                                                   35,119                        -
   Principal payments on long-term debt                                                       (89,539)                (119,683)
   Cash distributions to partners                                                             (54,531)                (133,007)
                                                                                      ---------------         ----------------

           Net cash used in financing activities                                             (108,951)                (252,690)
                                                                                      ---------------         ----------------

Net decrease in cash and cash equivalents                                                      (9,332)                 (88,187)

Cash and cash equivalents at beginning of period                                               23,330                  110,280
                                                                                      ---------------         ----------------

Cash and cash equivalents at end of period                                            $        13,998         $         22,093
                                                                                      ===============         ================

Supplemental cash flow information:
   Interest paid during the period                                                    $        10,935         $         18,750
                                                                                      ===============         ================

                 See accompanying notes to financial statements.

                      COLUMBIA LEASE INCOME FUND II-B L.P.
                        (A Delaware Limited Partnership)

                          Notes to Financial Statements
                Six Months Ended June 30, 1997 and June 30, 1996
                                   (Unaudited)

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

(2)   Significant Accounting Policies

Allowance for Doubtful Accounts

The financial statements include allowances for estimated losses on receivable balances. The allowances for doubtful accounts are based on past write off experience and an evaluation of potential uncollectible accounts within the current receivable balances. Receivable balances which are determined to be uncollectible are charged against the allowance and subsequent recoveries, if any, are credited to the allowance. At June 30, 1997 and December 31, 1996, the allowance for doubtful accounts included in rents receivable was $4,033 and $27,741, respectively. The allowance for doubtful accounts included in sales receivable was $250 at June 30, 1997 and December 31, 1996, respectively.

(3)   Investment Property

At June 30, 1997, the Partnership owned computer equipment with a depreciated cost basis of $222,011 subject to existing leases. All purchases of computer equipment are subject to a 2.5% acquisition fee paid to the General Partner.

                      COLUMBIA LEASE INCOME FUND II-B L.P.
                        (A Delaware Limited Partnership)

                          Notes to Financial Statements
                Six Months Ended June 30, 1997 and June 30, 1996
                                   (Unaudited)

(4)   Related Party Transactions

Fees, commissions and other expenses paid or accrued by the Partnership to the General Partner or affiliates of the General Partner for the six months ended June 30 are as follows:

                                                     1997               1996
                                                     ----               ----

Management fees                                   $     10,599     $       14,548
Reimbursable expenses paid                              36,902             40,395
                                                  ------------     --------------

                                                  $     47,501     $       54,943
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

(5)   Long-Term Debt

Long-term debt at June 30, 1997 consists of three installment notes from Liberty Bank for $4,935, $16,900 and $213,161, each with an interest rate of 8.250%, 8.250% and 8.500%, respectively, collateralized by the equipment on lease.

The annual maturities of long-term debt for the next three years are as follows:

                 1997                        $     79,549
                 1998                             123,027
                 1999                              32,420
                                             ------------

                                             $    234,996
                                             ============

(6)   Distributions to Partners

For the six months ended June 30, 1997, the declaration of Distributable Cash was as follows:

                                                                                Limited Partners
                                                                                                                    General
                                    Date Paid                          Distribution                                 Partner
Quarter Ended                       or Payable                         Per $500 Unit               Total             Total
-------------                       ----------                         -------------               -----             -----

March 31, 1997                      May 15, 1997                           $ 1.25                $ 25,271           $ 1,330
June 30, 1997                       August 15, 1997                        $ 1.25                $ 25,271           $ 1,330


                      COLUMBIA LEASE INCOME FUND II-B L.P.
                        (A Delaware Limited Partnership)

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                                   (Unaudited)

Results of Operations

The following discussion relates to Partnership's operations for the quarter and six months ended June 30, 1997 in comparison to the same periods in 1996.

The Partnership realized net income of $14,080 and $18,324 for the quarters ended June 30, 1997 and 1996, respectively. Rental income on operating leases decreased $31,696 or 28% between the three month periods. The decrease is primarily due to lower rental rates generated on equipment lease extensions and remarketings resulting after the initial lease term expires. Interest income decreased from 1996 as a result of lower average cash balances. The increase in net gain on sale of equipment in the current quarter is primarily due to a larger number of equipment sales carrying low net book values.

Total costs and expenses decreased $26,962 or 28% between the three month periods. The decrease in costs and expenses is mainly due to the $24,404 decrease in depreciation expense during the current quarter in comparison to the same period in 1996. The decrease in depreciation expense is due to a large portion of the equipment portfolio becoming fully depreciated and an overall reduction in the equipment portfolio. Interest expense decreased $2,675 as the Partnership continued to paydown the principle on long-term debt during the current quarter. The long-term debt balance at June 30, 1997 was $234,996 versus a balance of $377,816 at June 30, 1996. Management fees decreased in correlation with the decline in rental income. General and administrative expenses increased $2,146. A major factor contributing to this increase is that the reimbursable salaries and expenses of the partnership accounting and reporting personnel of the General Partner are being allocated over a diminishing number of partnerships under management.

The Partnership realized net income of $18,179 and $20,325 for the six months ended June 30, 1997 and 1996, respectively. The $121,591 or 49% decrease in rental income is attributed to lower rental rates generated on equipment lease extensions and remarketings resulting after the initial lease term expires, and due to an overall reduction in the equipment portfolio. Interest income decreased as a result of lower average cash balances held during the six month period. The increase in net gain on sale of equipment is due to a larger number of equipment sales carrying low net book values.

                      COLUMBIA LEASE INCOME FUND II-B L.P.
                        (A Delaware Limited Partnership)

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                                   (Unaudited)

Total costs and expenses decreased $115,860 or 50% during the six month periods. The decrease in costs and expenses is mainly due to the $83,116 or 51% decline in depreciation expense. As discussed in the quarter analysis above, the decrease in depreciation expense is due to a large portion of the equipment portfolio becoming fully depreciated and due to an overall reduction in the equipment portfolio. Another element impacting the decline in costs and expenses is the $23,708 reversal of provision for doubtful accounts. The reversal is a result of successful collection efforts of delinquent rents receivable in 1997. Interest expense decreased $7,815 as the Partnership continued to paydown the principle on its long-term debt during the six month period ended June 30, 1997. Managment fees decreased between the six month periods due to the decline in rental income. General and administrative expenses increased $1,397 or 4% mainly due to an increase in the allocable salaries of the partnership accounting and reporting personnel of the General partner during the current year.

The Partnership recorded net income per Limited Partnership Unit of $0.66 and $0.87 for the quarters ended June 30, 1997 and 1996, respectively, and $0.85 and $0.96 for the six month periods ended June 30, 1997 and 1996, respectively.

Liquidity and Capital Resources

For the six months ended June 30, 1997, rental revenue generated from operating leases was the primary source of funds for the Partnership. As equipment leases terminate, the General Partner determines if the equipment will be extended to the same lessee, remarketed to another lessee, or sold. This decision is made upon analyzing which option generates the most favorable result.

Rental income on operating leases has continued to decrease due to two factors. First, lower rates are obtained on the remarketing of existing equipment upon the expiration of the original lease. Typically, the remarketed rates are lower due to the decrease in useful life of the equipment. Second, the increasing change of technology in the computer industry usually decreases the demand for older equipment, thus increasing the possibility of obsolescence. Both of these factors together will cause remarketed rates to be lower than the original rates. This decrease however, should not affect the Partnership's ability to meet its future cash requirements, including its long-term debt obligations. To the extent that future cash flows should be insufficient to meet the Partnership's operating expenses and liabilities, additional funds could be obtained through the sale of equipment, or a reduction in the rate of cash distributions. Future rental revenues on operating leases amount to $289,625 and are to be received over the next five years.

                      COLUMBIA LEASE INCOME FUND II-B L.P.
                        (A Delaware Limited Partnership)

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                                   (Unaudited)

For the six months ended June 30, 1997, the Partnership's investing activities generated $19,159 in sales proceeds on the sale of equipment with a depreciated cost basis of $25,342. Included in equipment sales is a $12,819 loss which was charged against the reserve, initially set up in a prior period to account for estimated losses on the ultimate disposition of equipment.

The Partnership's financing activities resulted in the paydown on long-term debt in the amount of $89,539 and proceeds from borrowing on long-term debt of $35,119 for the six months ended June 30, 1997. The Partnership will payoff its remaining long-term debt of $234,996 by 1999.

Cash distributions are currently at an annual level of 1% per Limited Partnership Unit, or $1.25 per Limited Partnership Unit on a quarterly basis. For the quarter ended June 30, 1997, the Partnership declared a cash distribution of $26,601, of which $1,330 was allocated to the General Partner and $25,271 was allocated to the Limited Partners. The distribution is payable on August 15, 1997. The Partnership expects to continue paying distributions at or near this level. The effects of inflation have not been significant to the Partnership and are not expected to have a material impact in future periods.

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


Date:   August 13, 1997

By:     Arthur P. Beecher,
        President