Form 10-Q
period 1997-09-30
COLUMBIA LEASE INCOME FUND II-B LP
filed 1997-11-10
CIK 769333

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             -----------------------

                                    FORM 10-Q
                   Quarterly Report Under Section 13 or 15(d)
              of the United States Securities Exchange Act of 1934

                             -----------------------


Quarter Ended September 30, 1997                     Commission File No. 2-97907


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

                             -----------------------


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


                                     INDEX                                                                         Page No.


Part I.       FINANCIAL INFORMATION

              Financial Statements

                    Balance Sheets as of September 30, 1997 and December 31, 1996                                  3

                    Statements of Operations
                          Quarters Ended September 30, 1997 and 1996 and
                          Nine Months Ended September 30, 1997 and 1996                                            4

                    Statements of Cash Flows
                          Nine Months Ended September 30, 1997 and 1996                                            5

                    Notes to Financial Statements                                                                  6 - 7

              Management's Discussion and Analysis of Financial Condition and
                    Results of Operations                                                                          8 - 10

Part II.      OTHER INFORMATION

              Items 1 - 6                                                                                          11

              Signature                                                                                            12



                          PART I. FINANCIAL INFORMATION

                      COLUMBIA LEASE INCOME FUND II-B L.P.
                        (A Delaware Limited Partnership)

                                 Balance Sheets

                                     Assets                                         (Unaudited)              (Audited)
                                                                                      9/30/97                 12/31/96
                                                                                  ---------------        ---------------
Investment property, at cost (note 3):
   Computer equipment                                                             $     1,092,324        $     1,338,357
     Less accumulated depreciation                                                        907,734              1,023,626
                                                                                  ---------------        ---------------
       Investment property, net                                                           184,590                314,731

Cash and cash equivalents                                                                  15,608                 23,330
Rents receivable, net (note 2)                                                              3,836                 28,066
Sales receivable, net (note 2)                                                                 51                    139
Accounts receivable - affiliates                                                              913                  3,156
Other assets                                                                               26,010                      -
                                                                                  ---------------        ---------------

     Total assets                                                                 $       231,008        $       369,422
                                                                                  ===============        ===============

                        Liabilities and Partners' Deficit
Liabilities:
   Current portion of long-term debt (note 5)                                     $       128,986        $       177,540
   Accounts payable and accrued expenses - affiliates (note 4)                             32,792                 39,014
   Accounts payable and accrued expenses                                                   27,050                 16,750
   Distributions payable (note 6)                                                           1,330                 27,931
   Long-term debt, less current portion (note 5)                                           64,160                111,876
                                                                                  ---------------        ---------------

     Total liabilities                                                                    254,318                373,111
                                                                                  ---------------        ---------------

Partners' deficit:
   General Partner:
     Capital contribution                                                                   1,000                  1,000
     Cumulative net income                                                                 62,817                 61,138
     Cumulative cash distributions                                                       (410,232)              (407,572)
     Reallocation of capital accounts                                                     346,415                345,434
                                                                                  ---------------        ---------------
                                                                                                -                      -
                                                                                  ---------------        ---------------
   Limited Partners (20,217 units):
     Capital contribution, net of
       offering costs                                                                   8,844,937              8,844,937
     Cumulative net income                                                              1,193,536              1,161,634
     Cumulative cash distributions                                                     (9,715,368)            (9,664,826)
     Reallocation of capital accounts                                                    (346,415)              (345,434)
                                                                                  ---------------        ---------------
                                                                                          (23,310)                (3,689)
                                                                                  ---------------        ---------------
     Total partners' deficit                                                              (23,310)                (3,689)
                                                                                  ---------------        ---------------

     Total liabilities and partners' deficit                                      $       231,008        $       369,422
                                                                                  ===============        ===============

                 See accompanying notes to financial statements.


                      COLUMBIA LEASE INCOME FUND II-B L.P.
                        (A Delaware Limited Partnership)

                            Statements of Operations
                                   (Unaudited)

                                                         Quarters Ended                        Nine Months Ended
                                                          September 30,                          September 30,
                                                 -----------------------------        --------------------------------
                                                    1997             1996                 1997               1996
                                                 -----------------------------        --------------------------------

Revenue:
   Rental income on operating leases             $      80,981   $     117,484        $     208,445      $     366,539
   Interest income                                         112             110                  526              1,485
   Other income                                          1,258               -                1,258                  -
   Net gain on sale of equipment                           468             308                7,104              2,398
                                                 -------------   -------------        -------------      -------------

       Total revenue                                    82,819         117,902              217,333            370,422
                                                 -------------   -------------        -------------      -------------

Costs and expenses:
   Depreciation                                         35,113          64,203              115,310            227,516
   Interest                                              4,671           7,135               15,606             25,885
   Related party expenses (note 4):
     Management fees                                     5,084           6,461               15,683             21,009
     General and administrative                         24,285          17,077               62,597             53,992
   (Reversal of) provision for
     doubtful accounts                                  (1,736)          4,522              (25,444)             3,191
                                                 -------------   -------------        -------------      -------------

       Total costs   and expenses                       67,417          99,398              183,752            331,593
                                                 -------------   -------------        -------------      -------------

Net income                                       $      15,402   $      18,504        $      33,581      $      38,829
                                                 =============   =============        =============      =============

Net income per Limited
   Partnership Unit                              $        0.73   $        0.87        $        1.58      $        1.82
                                                 =============   =============        =============      =============

                 See accompanying notes to financial statements.


                      COLUMBIA LEASE INCOME FUND II-B L.P.
                        (A Delaware Limited Partnership)

                            Statements of Cash Flows
                  Nine Months Ended September 30, 1997 and 1996
                                   (Unaudited)

                                                                                            1997                     1996
                                                                                            ----                     ----

Cash flows from operating activities:
   Net income                                                                         $        33,581         $         38,829
                                                                                      ---------------         ----------------

Adjustments  to  reconcile   net  income  to  net  cash  provided
   by  operating activities:
     Depreciation                                                                             115,310                  227,516
     (Reversal of) provision for doubtful accounts                                            (25,444)                   3,191
     Net gain on sale of equipment                                                             (7,104)                  (2,398)
     Net decrease (increase) in current assets                                                 25,995                   (5,655)
     Net increase (decrease) in current liabilities                                             4,078                  (32,333)
                                                                                      ---------------         ----------------

           Total adjustments                                                                  112,835                  190,321
                                                                                      ---------------         ----------------

           Net cash provided by operating activities                                          146,416                  229,150
                                                                                      ---------------         ----------------

Cash flows from investing activities:
   Proceeds from sales of investment property                                                  21,935                    2,888
                                                                                      ---------------         ----------------

           Net cash provided by investing activities                                           21,935                    2,888
                                                                                      ---------------         ----------------

Cash flows from financing activities:
   Proceeds from borrowing on long-term debt                                                   35,119                        -
   Principal payment on long-term debt                                                       (131,389)                (163,447)
   Cash distributions to partners                                                             (79,803)                (159,611)
                                                                                      ---------------         ----------------

           Net cash used in financing activities                                             (176,073)                (323,058)
                                                                                      ---------------         ----------------

Net decrease in cash and cash equivalents                                                      (7,722)                 (91,020)

Cash and cash equivalents at beginning of period                                               23,330                  110,280
                                                                                      ---------------         ----------------

Cash and cash equivalents at end of period                                            $        15,608         $         19,260
                                                                                      ===============         ================

Supplemental cash flow information:
   Interest paid during period                                                        $        15,606         $         25,885
                                                                                      ===============         ================

                 See accompanying notes to financial statements.

                      COLUMBIA LEASE INCOME FUND II-B L.P.
                        (A Delaware Limited Partnership)

                          Notes to Financial Statements
           Nine Months Ended September 30, 1997 and September 30, 1996
                                   (Unaudited)

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

(2)   Significant Accounting Policies

Allowance for Doubtful Accounts

The financial statements include an allowance for estimated losses on receivable balances. The allowances for doubtful accounts are based on past write off experience and an evaluation of potential uncollectible accounts within the current receivable balances. Receivable balances which are determined to be uncollectible are charged against the allowance and subsequent recoveries, if any, are credited to the allowance. At September 30, 1997 and December 31, 1996, the allowance for doubtful accounts included in rents receivable was $2,297 and $27,741, respectively. The allowance for doubtful accounts included in sales receivable was $250 at September 30, 1997 and December 31, 1996, respectively.

(3)   Investment Property

At September 30, 1997, the Partnership owned computer equipment with a depreciated cost basis of $184,590, subject to existing leases. All purchases of computer equipment are subject to a 2.5% acquisition fee paid to the General Partner.

(4)   Related Party Transactions

Fees, commissions and other expenses paid or accrued by the Partnership to the General Partner or affiliates of the General Partner for the nine months ended September 30 are as follows:

                                                1997               1996
                                                ----               ----

Management fees                             $     15,683     $       21,009
Reimbursable expenses paid                        53,151             50,954
                                            ------------     --------------

                                            $     68,834     $       71,963
                                            ============     ==============

                      COLUMBIA LEASE INCOME FUND II-B L.P.
                        (A Delaware Limited Partnership)

                          Notes to Financial Statements
           Nine Months Ended September 30, 1997 and September 30, 1996
                                   (Unaudited)

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

(5)   Long-Term Debt

Long-term debt at September 30, 1997 consists of two installment notes from Liberty Bank for $8,537 and $184,609, each with an interest rate of 8.250% and 8.500%, respectively, collateralized by the equipment on lease.

The annual maturities of long-term debt for the next three years are as follows:

                           1997                        $     37,699
                           1998                             123,027
                           1999                              32,420
                                                       ------------

                                                       $    193,146
                                                       ============

(6)   Distributions to Partners

For the nine months ended September 30, 1997, the declaration of Distributable Cash was as follows:

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


                      COLUMBIA LEASE INCOME FUND II-B L.P.
                        (A Delaware Limited Partnership)

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                                   (Unaudited)

Results of Operations

The following discussion relates to Partnership's operations for the quarter and nine months ended September 30, 1997 in comparison to the same periods in 1996.

The Partnership realized net income of $15,402 and $18,504 for the quarters ended September 30, 1997 and 1996, respectively. Rental income on operating leases decreased $36,503 or 31% between the three month periods. The decrease is primarily due to lower rental rates generated on equipment lease extensions and remarketings resulting after the initial lease term expires. Interest income remained relatively flat between the three month periods. Other income is the result of a reduction of an overstated liability recorded in a prior period. The slight increase in net gain on sale of equipment in the current quarter can be attributed to a larger number of equipment sales carrying low net book values.

Total costs and expenses decreased $31,981 or 32% between the three month periods. The decrease in costs and expenses is mainly due to the $29,090 decline in depreciation expense during the current quarter in comparison to the same period in 1996. The decrease in depreciation expense is due to a large portion of the equipment portfolio becoming fully depreciated and an overall reduction in the equipment portfolio. Interest expense decreased $2,464 as the Partnership continued to paydown the principle on long-term debt during the current quarter. The long-term debt balance at September 30, 1997 was $193,146 versus a balance of $334,052 at September 30, 1996. Management fees decreased in correlation with the decline in rental income. General and administrative expenses increased $7,208. A major factor contributing to this increase is that the reimbursable salaries and expenses of the partnership accounting and reporting personnel of the General Partner are being allocated over a diminishing number of partnerships under management. The $1,736 reversal of the provision for doubtful accounts in the current quarter is due to the successful collection efforts on delinquent rents receivable.

The Partnership realized net income of $33,581 and $38,829 for the nine months ended September 30, 1997 and 1996, respectively. The $158,094 or 43% decrease in rental income is attributed to lower rental rates generated on equipment lease extensions and remarketings resulting after initial lease term expires, and due to an overall reduction in the equipment portfolio. Interest income decreased $959 as a result of lower average cash balances held during the nine month period. As mentioned in the quarter analysis above, other income is the result of a reduction of an overstated liability recorded in a prior period. The increase in net gain on sale of equipment is due to a larger number of equipment sales carrying low net book values.

                      COLUMBIA LEASE INCOME FUND II-B L.P.
                        (A Delaware Limited Partnership)

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                                   (Unaudited)

Total costs and expenses decreased $147,841 or 45% between the nine month periods. The decrease in costs and expenses is mainly due to the $112,206 or 49% decline in depreciation expense. As discussed in the quarter analysis above, the decrease in depreciation expense is due to a large portion of the equipment portfolio becoming fully depreciated and due to an overall reduction in the equipment portfolio. Another element impacting the decline in costs and expenses is the $25,444 reversal of provision for doubtful accounts. The reversal is a result of successful collection efforts on delinquent rents receivable in 1997. Interest expense decreased $10,279 as the Partnership continued to paydown the principle on its long-term debt during the nine month period ended September 30, 1997. Management fees decreased $5,326 between the nine month periods due to the decline in rental income. General and administrative expenses increased $8,605 or 16% mainly due to an increase in the allocable salaries of the partnership accounting and reporting personnel of the General partner during the current year.

The Partnership recorded net income per Limited Partnership Unit of $0.73 and $0.87 for the quarters ended September 30, 1997 and 1996, respectively, and $1.58 and $1.82 for the nine month periods ended September 30, 1997 and 1996, respectively.

Liquidity and Capital Resources

For the nine months ended September 30, 1997, rental revenue generated from operating leases was the primary source of funds for the Partnership. As equipment leases terminate, the General Partner determines if the equipment will be extended to the same lessee, remarketed to another lessee, or sold. This decision is made upon analyzing which option generates the most favorable result.

Rental income on operating leases has continued to decrease due to two factors. First, lower rental rates are obtained on the remarketing of existing equipment upon the expiration of the original lease. Typically, the remarketed rates are lower due to the decrease in useful life of the equipment. Second, the increasing change of technology in the computer industry usually decreases the demand for older equipment, thus increasing the possibility of obsolescence. Both of these factors together will cause remarketed rates to be lower than the original rates.

For the nine months ended September 30, 1997, the Partnership's investing activities generated $21,935 in sales proceeds on the sale of equipment with a depreciated cost basis of $27,727. Included in equipment sales is a $12,896 loss which has been charged against the reserve, initially set up in a prior period to account for estimated losses on the ultimate disposition of equipment.

                      COLUMBIA LEASE INCOME FUND II-B L.P.
                        (A Delaware Limited Partnership)

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                                   (Unaudited)

The Partnership's financing activities resulted in the paydown on long-term debt in the amount of $131,389 and proceeds from borrowing on long-term debt of $35,119 for the nine months ended September 30, 1997. The Partnership will payoff its remaining long-term debt of $193,146 by 1999. The effects of inflation have not been significant to the Partnership and are not expected to have a material impact in future periods.

During the third quarter of 1997, the General Partner announced its intentions of winding down the operations of the Partnership. It is anticipated that all of the assets will be liquidated by December 31, 1997. The proceeds generated from the sale of the assets will be used to settle all outstanding liabilities and to make a final distribution during February, 1998.

Cash distributions are currently halted in an effort to minimize costs and accumulate cash in anticipation of a final distribution to the Partners once the Partnership has been liquidated.

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


Date:  November 7, 1997

By:    Arthur P. Beecher,
       President