Form 10-Q/A
period 1997-09-30
COLUMBIA LEASE INCOME FUND II-B LP
filed 1997-11-14
CIK 769333

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



                          PART I. FINANCIAL INFORMATION

                      COLUMBIA LEASE INCOME FUND II-B L.P.
                        (A Delaware Limited Partnership)

                                 Balance Sheets

                                     Assets                                         (Unaudited)              (Audited)
                                                                                      9/30/97                 12/31/96
                                                                                  ---------------        ---------------
Investment property, at cost (note 3):
   Computer equipment                                                             $     1,092,324        $     1,338,357
     Less accumulated depreciation                                                        907,734              1,023,626
                                                                                  ---------------        ---------------
       Investment property, net                                                           184,590                314,731

Cash and cash equivalents                                                                  15,608                 23,330
Rents receivable, net (note 2)                                                              3,836                 28,066
Sales receivable, net (note 2)                                                                 51                    139
Accounts receivable - affiliates                                                              913                  3,156
Other assets                                                                               26,010                      -
                                                                                  ---------------        ---------------

     Total assets                                                                 $       231,008        $       369,422
                                                                                  ===============        ===============

                        Liabilities and Partners' Deficit
Liabilities:
   Current portion of long-term debt (note 5)                                     $       128,986        $       177,540
   Accounts payable and accrued expenses - affiliates (note 4)                             32,792                 39,014
   Accounts payable and accrued expenses                                                   27,050                 16,750
   Distributions payable (note 6)                                                          27,931                 27,931
   Long-term debt, less current portion (note 5)                                           64,160                111,876
                                                                                  ---------------        ---------------

     Total liabilities                                                                    280,919                373,111
                                                                                  ---------------        ---------------

Partners' deficit:
   General Partner:
     Capital contribution                                                                   1,000                  1,000
     Cumulative net income                                                                 62,817                 61,138
     Cumulative cash distributions                                                       (411,562)              (407,572)
     Reallocation of capital accounts                                                     347,745                345,434
                                                                                  ---------------        ---------------
                                                                                                -                      -
                                                                                  ---------------        ---------------
   Limited Partners (20,217 units):
     Capital contribution, net of
       offering costs                                                                   8,844,937              8,844,937
     Cumulative net income                                                              1,193,536              1,161,634
     Cumulative cash distributions                                                     (9,740,639)            (9,664,826)
     Reallocation of capital accounts                                                    (347,745)              (345,434)
                                                                                  ---------------        ---------------
                                                                                          (49,911)                (3,689)
                                                                                  ---------------        ---------------
     Total partners' deficit                                                              (49,911)                (3,689)
                                                                                  ---------------        ---------------

     Total liabilities and partners' deficit                                      $       231,008        $       369,422
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
                                                       ============

(6)   Distributions to Partners

For the nine months ended September 30, 1997, the declaration of Distributable Cash was as follows:

                                                                                Limited Partners
                                                                                                                    General
                                    Date Paid                          Distribution                                 Partner
Quarter Ended                       or Payable                         Per $500 Unit               Total             Total
-------------                       ----------                         -------------               -----             -----

March 31, 1997                      May 15, 1997                           $ 1.25                $ 25,271           $ 1,330
June 30, 1997                       August 15, 1997                        $ 1.25                $ 25,271           $ 1,330
September 30, 1997                  November 14, 1997                      $ 1.25                $ 25,271           $ 1,330


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

Cash distributions are currently at an annual level of 1% per Limited Partnership Unit, or $1.25 per Limited Partnership Unit on a quarterly basis. For the quarter ended September 30, 1997, the Partnership declared a cash distribution of $26,601, of which $1,330 was allocated to the General Partner and $25,271 was allocated to the Limited Partners. The distribution is payable on November 14, 1997. The Partnership expects to continue paying distributions at or near this level.

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