Form 10-K
period 1997-12-31
COLUMBIA LEASE INCOME FUND II-B LP
filed 1998-03-31
CIK 769333

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934



                   For the fiscal year ended December 31, 1997
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

                               -------------------

Securities registered pursuant to Section 12(b) of the Act                  None

                               -------------------

Securities registered pursuant
 to Section 12(g) of the Act              Units of Limited Partnership Interests

                               -------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes  X                    No
                             ---                      ---

State the aggregate market value of the voting stock held by non-affiliates of the registrant as of March 26, 1998: Not applicable, since securities are non-voting.

                   Documents incorporated by reference: None.

                            Exhibit Index on Page: 35

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

                                     PART I

Item 1.       BUSINESS

General Development of Business. Columbia Lease Income Fund II-B L.P. (the "Partnership") is a limited partnership organized under the provisions of the Delaware Revised Uniform Limited Partnership Act on April 11, 1985. At December 31, 1997, TLP Columbia Management Corporation ("TCMC"), a wholly-owned subsidiary of its parent company, TLP Leasing Programs, Inc. ("TLP"), is the sole General Partner of the Partnership. TLP is a wholly-owned subsidiary of TLP Holding LLC.

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

Two lessees, Coulter Leasing Corporation and ON Technology Corporation, lease equipment in which the related rental payments exceed 10% of total rental income. The related rental payments comprise 25.47% and 31.16%, respectively, of the total rental income for the year ended December 31, 1997. Coulter Leasing Corporation and ON Technology Corporation lease equipment comprising 29.51% and 35.21%, respectively, of the total equipment portfolio at December 31, 1997.

Foreign Operations and Segment Data. The Partnership has not engaged, and does not intend to engage, in material operations in foreign countries, nor is a material portion of the Partnership's revenue intended to be derived from customers in foreign countries. Since the Partnership will engage only in equipment leasing, no industry segment information is provided herein.

Item 2.       PROPERTIES

At December 31, 1997, the Partnership owned computer equipment with a depreciated cost basis of $36,042, subject to existing leases. All purchases of computer equipment are subject to a 2.5% acquisition fee paid to the General Partner.

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

Holders. Except for the General Partner's interest, the only class of equity held in the Partnership is Units of Limited Partnership interest. As of December 31, 1997, 1,063 Limited Partners owned the 20,217 issued and outstanding Units.

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

Each distribution of Distributable Cash From Operations of the Partnership shall be allocated 95% to the Limited Partners and 5% to the General Partner. Any
Distributable Cash From Sales or Refinancings from gains and losses shall be allocated 99% to the Limited Partners and 1% to the General Partner until "Payout" has occurred. "Payout" means the time when the aggregate amount of all distributions to the Limited Partners of Distributable Cash From Operations and of Distributable Cash From Sales or Refinancings equals the aggregate amount of the Limited Partners' original invested capital plus a cumulative 8% annual return (compounded daily) on their aggregate unreturned invested capital (calculated from the beginning of the first full fiscal quarter following the Partnership's closing date). Thereafter, 85% will be distributed to the Limited Partners and 15% to the General Partner, subject to certain adjustments.
Including the distribution for the fourth quarter of 1997 made February 13, 1998, the cumulative distributions to date are $482.57 per Limited Partnership Unit. This cumulative distribution per Limited Partnership Unit represents 35.04% of Payout. It is not anticipated that Payout will occur as of the liquidation of this Partnership.

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

During the fiscal year ended December 31, 1997, the Partnership distributed Distributable Cash From Operations aggregating $101,084 to the Limited Partners as follows:

Distribution                          Record                              Total                           Distribution
     Date                               Date                           Distribution                       per $500 Unit
---------------                       ---------                        ------------                       -------------

May 15, 1997                        March 31, 1997                     $       25,271                       $     1.25
August 15, 1997                     June 30, 1997                              25,271                             1.25
November 14, 1997                   September 30, 1997                         25,271                             1.25
February 13, 1998                   December 31, 1997                          25,271                             1.25
                                                                       --------------                       ----------

     Total                                                             $      101,084                       $     5.00
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

                                                                    For the Years Ended December 31,
                                        1997                1996                1995               1994                1993
                                   --------------     ---------------     --------------      --------------      --------------

Operating Data
Rental income on
  operating leases                 $      292,493     $       487,290     $      491,203      $      617,920      $      909,565
Net income                                154,134              63,372             24,869             146,158             253,920
Net income per Limited
   Partnership Unit                          7.24                2.98               1.17                6.87               11.93

Balance Sheet Data
Total assets                       $      122,275     $       369,422     $      732,820      $      798,717      $    1,618,278
Long-term debt                                  -             289,416            497,499             103,127                   -
Net asset value                            44,041              (3,689)            65,946             413,496           1,224,986
Net asset value per Limited
   Partnership Unit                         2.18              (0.18)                3.26               20.45               60.59
Distributions to partners                 106,404             133,007            372,419             957,648           1,056,054
Distributions per Limited
   Partnership Unit                          5.00                6.25              17.50               45.00               50.00


Item 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations.

The following discussion relates to Partnership's operations for the year ended December 31, 1997, in comparison to the years ended December 31, 1996 and 1995.

The Partnership realized net income of $154,134, $63,372 and $24,869 for the years ended December 31, 1997, 1996, and 1995, respectively. Rental income decreased $194,797 and $3,913 in 1997 and 1996, respectively. The decrease in rental income each year is primarily due to lower rental rates obtained on equipment lease extensions and remarketings resulting after the initial lease term expires. Other income is the result of a reduction of an overstated liability recorded in a prior period. No earned income on direct financing leases has been recognized during the current year due to the complete allocation of the lease payments to the fair market value of the equipment over the lease terms in 1995. Interest income decreased each year as a result of lower short-term investment balances. The increase in net gain on sale of equipment in the current year can be attributed to a larger number of equipment sales carrying low net book values.

Total costs and expenses decreased $225,285 or 50% and $44,801 or 9% in 1997 and 1996, respectively, compared to prior periods. The decrease in costs and expenses is primarily due to the decrease in depreciation expense. Depreciation expense decreased each year due to a large portion of the equipment portfolio becoming fully depreciated and an overall reduction in the equipment portfolio. Interest expense decreased $15,117 from 1997 to 1996 due to the continued paydown on long term debt. Management fees have decreased $3,787 and $3,294 for the years ended December 31, 1997 and 1996, respectively, as a result of the decline in rental income. General and administrative expenses increased 18% and 8% in 1997 and 1996, respectively. A major factor contributing to this increase is that the reimbursable salaries and expenses of the partnership accounting and reporting personnel of the General Partner are being allocated over a diminishing number of partnerships under management. The reversal of provision for doubtful accounts in the current year is due to successful collection efforts on delinquent accounts, versus the prior year in which the provision for doubtful accounts of $24,309 is due to an increase in potential uncollectible rents receivable.

The Partnership recorded net income per Limited Partnership Unit of $7.24, $2.98 and $1.17 for the years ended December 31, 1997, 1996 and 1995, respectively. Net income for financial reporting purposes is allocated 95% to the Limited Partners and 5% to the General Partner.

Liquidity and Capital Resources.

For the year ended December 31, 1997, rental revenue generated from operating leases and sales proceeds generated from equipment sales were the primary sources of funds for the Partnership. As equipment leases terminate, the General Partner determines if the equipment will be extended to the same lessee, remarketed to another lessee, or sold. This decision is made upon analyzing which option generates the most favorable result.

Rental income on operating leases will continue to decrease due to two factors. The first factor is the rate obtained when the original leases expire and are remarketed at a lower rate. Typically, the remarketed rates are lower due to the decrease in useful life of the equipment. Secondly, the increasing change of technology in the computer industry usually decreases the demand for older equipment, thus increasing the possibility of obsolescence. Both of these factors together will cause remarketed rates to be lower than original rates. This decrease however, should not affect the Partnership's ability to meet its future cash requirements, including long-term debt obligations. To the extent that future cash flows should be insufficient to meet the Partnership's operating expenses and liabilities, additional funds could be obtained through the sale of equipment, or a reduction in the rate of cash distributions. Future rental revenues on operating leases amount to $121,021 and are to be received over the next four years (see note 5 to the financial statements).

For the year ended December 31, 1997, the Partnership's investing activities for the year resulted in equipment sales with a net depreciated cost basis of $156,354, generating $237,142 in sales proceeds. Included in net depreciated cost basis is a $12,896 loss which was charged against the reserve, initially set up in a prior period to account for estimated losses on the ultimate disposition of equipment.

The Partnership's financing activities resulted in proceeds from borrowings on long-term debt of $35,119. The Partnership activities also included a paydown on long-term debt during 1997 of $324,535.

During the fourth quarter of 1997, the General Partner announced its intentions of winding down the operations of the Partnership. It is anticipated that substantially all of the assets will be liquidated and the proceeds will be used to settle all outstanding liabilities and make a final distribution to the Partners in early 1998.

Cash distributions paid in the first quarter of 1998 are currently at an annual level of 1% per Limited Partnership Unit, or $5.00 per Limited Partnership Unit. For the year ended December 31, 1997, the Partnership distributed or declared a total of $5.00 per Limited Partnership Unit of which $5.00 per Unit represents income and $0 per Unit represents a return of capital. For the quarter ended December 31, 1997, the Partnership declared a cash distribution of $26,601, of which $1,330 was allocated to the General Partner and $25,271 was allocated to the Limited Partners. The distribution is payable on February 13, 1998. The Partnership expects to continue paying distributions at or near this level. The effects of inflation have not been significant to the Partnership and are not expected to have a material impact in future periods.

Item 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA





                          Independent Auditors' Report




To the Partners of Columbia Lease Income Fund II-B L.P.:

We have audited the accompanying balance sheets of Columbia Lease Income Fund II-B L.P. (a Delaware Limited Partnership) as of December 31, 1997 and 1996, and the related statements of operations, partners' equity (deficit) and cash flows for each of the years in the three-year period ended December 31, 1997. In connection with our audits of the financial statements, we have also audited the accompanying financial statement schedule II for each of the years in the three-year period ended December 31, 1997. These financial statements and this financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and this financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Columbia Lease Income Fund II-B L.P. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in note 1, in 1997 the General Partner announced its intentions of winding down the operations of the Partnership. It is anticipated that substantially all of the assets will be liquidated and the proceeds will be used to settle all outstanding liabilities and make a final distribution to the Partners in early 1998.



                                                           KPMG Peat Marwick LLP



Boston, Massachusetts
March 20, 1998


                      COLUMBIA LEASE INCOME FUND II-B L.P.
                        (A Delaware Limited Partnership)

                                 Balance Sheets
                           December 31, 1997 and 1996

                                     Assets
                                                                                       1997                   1996
                                                                                  ---------------        ---------------

Investment property, at cost (notes 3 and 5):
   Computer equipment                                                             $       698,031        $     1,338,357
     Less accumulated depreciation                                                        661,989              1,023,626
                                                                                  ---------------        ---------------
       Investment property, net                                                            36,042                314,731

Cash and cash equivalents                                                                  29,533                 23,330
Rents receivable, net (notes 2 and 5)                                                      29,951                 28,066
Sales receivable, net (note 2)                                                                  -                    139
Accounts receivable - affiliates (note 4)                                                   4,131                  3,156
Other assets                                                                               22,618                      -
                                                                                  ---------------        ---------------

     Total assets                                                                 $       122,275        $       369,422
                                                                                  ===============        ===============

                   Liabilities and Partners' Equity (Deficit)
Liabilities:
   Current portion of long-term debt                                              $             -        $       177,540
   Accounts payable and accrued expenses - affiliates (note 4)                             24,819                 39,014
   Accounts payable and accrued expenses                                                   26,814                 16,750
   Distributions payable (note 6)                                                          26,601                 27,931
   Long-term debt, less current portion                                                         -                111,876
                                                                                  ---------------        ---------------

     Total liabilities                                                                     78,234                373,111
                                                                                  ---------------        ---------------

Partners' equity:
   General Partner:
     Capital contribution                                                                   1,000                  1,000
     Cumulative net income                                                                 68,845                 61,138
     Cumulative cash distributions                                                       (412,892)              (407,572)
     Reallocation of capital accounts (note 8)                                            343,047                345,434
                                                                                  ---------------        ---------------
                                                                                                -                      -
                                                                                  ---------------        ---------------
   Limited Partners (20,217 units):
     Capital contribution, net of
       offering costs                                                                   8,844,937              8,844,937
     Cumulative net income                                                              1,308,061              1,161,634
     Cumulative cash distributions                                                     (9,765,910)            (9,664,826)
     Reallocation of capital accounts (note 8)                                           (343,047)              (345,434)
                                                                                  ---------------        ---------------
                                                                                           44,041                 (3,689)
                                                                                  ---------------        ---------------
     Total partners' equity (deficit)                                                      44,041                 (3,689)
                                                                                  ---------------        ---------------

     Total liabilities and partners' equity (deficit)                             $       122,275        $       369,422
                                                                                  ===============        ===============

                 See accompanying notes to financial statements.


                      COLUMBIA LEASE INCOME FUND II-B L.P.
                        (A Delaware Limited Partnership)

                            Statements of Operations
                  Years Ended December 31, 1997, 1996 and 1995

                                                                 1997                     1996                   1995
                                                            ---------------         ---------------        ---------------

Revenue:
   Rental income on operating leases                        $       292,493         $       487,290        $       491,203
   Other income                                                       1,258                  13,611                      -
   Earned income on sales-type and direct
     financing leases                                                     -                       -                    463
   Interest income                                                    2,338                   4,505                  6,063
   Net gain on sale of equipment                                     80,518                   5,724                 19,699
                                                            ---------------         ---------------        ---------------

       Total revenue                                                376,607                 511,130                517,428
                                                            ---------------         ---------------        ---------------

Costs and expenses:
   Depreciation                                                     122,065                 291,644                375,103
   Interest                                                          17,031                  32,148                 18,464
   Related party expenses (note 4):
     Management fees                                                 22,897                  26,684                 29,978
     General and administrative                                      85,821                  72,973                 67,395
   (Reversal of) provision for doubtful accounts                    (25,341)                 24,309                  1,619
                                                            ---------------         ---------------        ---------------

       Total costs and expenses                                     222,473                 447,758                492,559
                                                            ---------------         ---------------        ---------------

Net income                                                  $       154,134         $        63,372        $        24,869
                                                            ===============         ===============        ===============

Net income per Limited
   Partnership Unit                                         $          7.24         $          2.98        $          1.17
                                                            ===============         ===============        ===============

                 See accompanying notes to financial statements.


                      COLUMBIA LEASE INCOME FUND II-B L.P.
                        (A Delaware Limited Partnership)

                    Statements of Partners' Equity (Deficit)
                  Years Ended December 31, 1997, 1996 and 1995


                                                     General Partner             Limited Partners                   Total
                                                           Amount          Units                 Amount            Amount
                                                     -------------       ---------        ----------------      ----------------

Equity at
    December 31, 1994                                $           -          20,217        $        413,496      $        413,496

Distributions (note 6)                                     (18,621)              -                (353,798)             (372,419)

Net income (note 7)                                          1,243               -                  23,626                24,869

Reallocation of capital accounts (note 8)                   17,378               -                 (17,378)                    -
                                                     -------------       ---------        ----------------      ----------------

Equity at
    December 31, 1995                                            -          20,217                  65,946                65,946

Distributions (note 6)                                      (6,651)              -                (126,356)             (133,007)

Net income (note 7)                                          3,169               -                  60,203                63,372

Reallocation of capital accounts (note 8)                    3,482               -                  (3,482)                    -
                                                     -------------       ---------        ----------------      ----------------

(Deficit) equity at
    December 31, 1996                                            -          20,217                  (3,689)               (3,689)

Distributions (note 6)                                      (5,320)              -                (101,084)             (106,404)

Net income (note 7)                                          7,707               -                 146,427               154,134

Reallocation of capital accounts (note 8)                   (2,387)              -                   2,387                     -
                                                     -------------       ---------        ----------------      ----------------

Equity at December 31, 1997                          $           -          20,217        $         44,041      $         44,041
                                                     =============       =========        ================      ================

                 See accompanying notes to financial statements.


                      COLUMBIA LEASE INCOME FUND II-B L.P.
                        (A Delaware Limited Partnership)

                            Statements of Cash Flows
                  Years Ended December 31, 1997, 1996 and 1995

                                                                             1997                1996               1995
                                                                             ----                ----               ----

Cash flows from operating activities:
   Net income                                                           $     154,134       $      63,372     $      24,869
                                                                        -------------       -------------     -------------

Adjustments  to  reconcile   net  income  to  net  cash
   provided by  operating activities:
     Depreciation                                                             122,065             291,644           375,103
     (Reversal of) provision for doubtful accounts                            (25,341)             24,309             1,619
     Net gain on sale of equipment                                            (80,518)             (5,724)          (19,699)
     Net decrease (increase) in current assets                                      2             (40,373)           16,790
     Net decrease in current liabilities                                       (4,131)            (33,806)          (19,615)
                                                                        -------------       -------------     -------------

       Total adjustments                                                       12,077             236,050           354,198
                                                                        -------------       -------------     -------------

       Net cash provided by operating activities                              166,211             299,422           379,067
                                                                        -------------       -------------     -------------

Cash flows from investing activities:
   Purchase of investment property                                                  -                (410)         (489,645)
   Proceeds from sales of investment property                                 237,142               7,002            47,200
                                                                        -------------       -------------     -------------

       Net cash provided by (used in) investing activities                    237,142               6,592          (442,445)
                                                                        -------------       -------------     -------------

Cash flows from financing activities:
   Proceeds from borrowings on notes payable - affiliates                           -                   -           364,677
   Principal payments on notes payable - affiliates                                 -                   -          (364,677)
   Proceeds from borrowings on long-term debt                                  35,119                   -           461,719
   Principal payments on long-term debt                                      (324,535)           (208,083)          (67,347)
   Cash distributions to partners                                            (107,734)           (184,881)         (465,523)
                                                                        -------------       -------------     -------------

       Net cash used in financing activities                                 (397,150)           (392,964)          (71,151)
                                                                        -------------       -------------     -------------

Net increase (decrease) in cash and cash equivalents                            6,203             (86,950)         (134,529)

Cash and cash equivalents at beginning of year                                 23,330             110,280           244,809
                                                                        -------------       -------------     -------------

Cash and cash equivalents at end of year                                $      29,533       $      23,330     $     110,280
                                                                        =============       =============     =============

Supplemental cash flow information:
   Interest paid during the year                                        $      17,031       $      32,148     $      15,848
                                                                        =============       =============     =============

Non-cash investing activities:
   Reclassification of expired direct financing
     lease to operating lease                                           $           -       $           -     $       4,318
                                                                        =============       =============     =============

                 See accompanying notes to financial statements.

                      COLUMBIA LEASE INCOME FUND II-B L.P.
                        (A Delaware Limited Partnership)

                          Notes to Financial Statements
                        December 31, 1997, 1996 and 1995

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

At  December  31,  1997,   TLP-Columbia   Management   Corporation  ("TCMC"),  a
wholly-owned subsidiary of TLP Leasing Programs, Inc. ("TLP"), is the sole General Partner of the Partnership. TCMC was admitted as a co-General Partner of the Partnership on June 30, 1993 and has exercised control over the Partnership since that date. Pursuant to TCMC's admission, Meridian-Columbia Management Corporation ("Meridian-CMC") voluntarily withdrew as co-General Partner of the Partnership, effective November 30, 1993. TM-Columbia Management Corporation ("TMC"), a wholly-owned subsidiary of Thomson McKinnon Inc. ("TMI"), was a General Partner from April 11, 1985 until October 14, 1990 when TMC voluntarily withdrew from the Partnership. Meridian-CMC was admitted as a General Partner of the Partnership on November 2, 1989.

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
                                                           ==========                            ===============

During the fourth quarter of 1997, the General Partner announced its intentions of winding down the operations of the Partnership. It is anticipated that substantially all of the assets will be liquidated and the proceeds will be used to settle all outstanding liabilities and make a final distribution to the Partners in early 1998.

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

Allowance for Doubtful Accounts

The financial statements include an allowance for estimated losses on receivable balances. The allowance for doubtful accounts is based on past write off experience and an evaluation of potential uncollectible accounts within the current receivable balances. Receivable balances which are determined to be uncollectible are charged against the allowance and subsequent recoveries, if any, are credited to the allowance. At December 31, 1997 and 1996, the allowance for doubtful accounts included in rents receivable was $2,400 and $27,741, respectively, and $250 in sales receivable, respectively.

Income Taxes

No provision for federal income taxes has been made as the liability for such taxes is that of the Partners rather than that of the Partnership. Taxable income, as reported on Schedule K-1, Form 1065 "Partner's Share of Income, Credits, Deductions, etc.", was $109,607, $76,386 and $18,814 in 1997, 1996 and
1995, respectively (see note 9).

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

(3)   Investment Property

At December 31, 1997, the Partnership owned computer equipment with a depreciated cost basis of $36,042, subject to existing leases. All purchases of computer equipment are subject to a 2.5% acquisition fee paid to the General Partner.

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

Fees, commissions and other expenses paid or accrued by the Partnership to the General Partner or affiliates of the General Partner for the years ended December 31, 1997, 1996 and 1995 are as follows:

                                                     1997               1996              1995
                                                     ----               ----              ----

Equipment acquisition fees                        $          -     $            -     $      11,943
Management fees                                         22,897             26,684            29,978
Reimbursable expenses paid                              73,774             70,893            65,778
                                                  ------------     --------------     -------------

                                                  $     96,671     $       97,577     $     107,699
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

(5)   Equipment on Operating Leases

Equipment on operating leases is comprised primarily of computer peripheral devices, small data processing systems/attachments and computer terminals purchased from Suppliers.

Future minimum lease payments to be received as of December 31, 1997 under existing noncancelable operating leases are as follows:

                          1998                        $    105,819
                          1999                               6,942
                          2000                               5,267
                          2001                               2,993
                                                      ------------

                                                      $    121,021
                                                      ============

Two lessees, Coulter Leasing Corporation and ON Technology Corporation, lease equipment in which the related rental payments exceed 10% of total rental income. The related rental payments comprise 25.47% and 31.16%, respectively, of the total rental income for the year ended December 31, 1997. Coulter Leasing Corporation and ON Technology Corporation lease equipment comprising 29.51% and 35.21%, respectively, of the total equipment portfolio at December 31, 1997.

(6)   Distributions to Partners

For the years ended December 31, 1997, 1996 and 1995, declarations of Distributable Cash were as follows:

                                                                        Limited Partners
                                                           Distribution                                            General
                                  Year Ended               Per $500 Unit                  Total                    Partner
                           -----------------------         -------------                  -----                    -------

                           December 31, 1997                $     5.00                $     101,084                $    5,320
                           December 31, 1996                $     6.25                $     126,356                $    6,651
                           December 31, 1995                $    17.50                $     353,798                $   18,621

                      COLUMBIA LEASE INCOME FUND II-B L.P.
                        (A Delaware Limited Partnership)

                          Notes to Financial Statements

Each distribution of Distributable Cash From Operations of the Partnership shall be allocated 95% to the Limited Partners and 5% to the General Partner. Any
Distributable Cash From Sales or Refinancings from gains and losses shall be allocated 99% to the Limited Partners and 1% to the General Partner until "Payout" has occurred. "Payout" means the time when the aggregate amount of all distributions to the Limited Partners of Distributable Cash From Operations and of Distributable Cash From Sales or Refinancings equals the aggregate amount of the Limited Partners' original invested capital plus a cumulative 8% annual return (compounded daily) on their aggregate unreturned invested capital (calculated from the beginning of the first full fiscal quarter following the Partnership's closing date). Thereafter, 85% will be distributed to the Limited Partners and 15% to the General Partner, subject to certain adjustments.
Including the distribution for the fourth quarter of 1997 made February 13, 1998, the cumulative distributions to date are $482.57 per Limited Partnership Unit. This cumulative distribution per Limited Partnership Unit represents 35.04% of Payout. It is not anticipated that Payout will occur as of the liquidation of this Partnership. Distributions to partners in excess of net income represent a return of capital. See note 8 regarding General Partner distributions which have been returned to the Partnership during the current and prior years.

(7)   Net Income or Loss per Unit

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

(8)   Reallocation of Capital Accounts

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

                      COLUMBIA LEASE INCOME FUND II-B L.P.
                        (A Delaware Limited Partnership)

                          Notes to Financial Statements

(9) Reconciliation of Financial Statement Net Income to Taxable Income to Partners

A reconciliation of financial statement net income to taxable income to partners is as follows for the years ended December 31, 1997, 1996 and 1995:

                                                                                  1997               1996                1995
                                                                                  ----               ----                ----

      Net income per financial statements                                     $      154,134      $      63,372      $      24,869

      Rental income for financial statement purposes
           less than (in excess of) rental income for tax purposes                     1,349             (5,543)             1,322

      Income on sales-type and direct financing leases
           for financial statement purposes less than income
           for tax purposes                                                                -                  -              8,147

      Provision for doubtful accounts expense for financial
           statement purposes (less than) in excess of provision
           for doubtful accounts expense for tax purposes                            (25,341)            24,309              1,619

      Depreciation expense for financial statement purposes
           in excess of depreciation expense for tax purposes                         10,508              4,635              2,484

      Net gain on sale of equipment for financial statement
           purposes in excess of net gain on sale of
           equipment for tax purposes                                                (31,043)           (12,012)           (18,002)

      Prepaid expense for financial statement purposes in
           excess of (less than) prepaid expense for tax purposes                          -              1,625             (1,625)
                                                                              --------------      -------------      -------------

      Taxable income to partners                                              $      109,607      $      76,386      $      18,814
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


                      COLUMBIA LEASE INCOME FUND II-B L.P.
                        (A Delaware Limited Partnership)




Schedule II - Valuation and Qualifying Accounts and Reserves


                                   Additions charged
                                      Balance at           to (recoveries                                       Balance
                                      beginning            credited from)                                       at end
Classification                         of year            costs and expenses            Charge-offs             of year
                                   ----------------        ----------------         ----------------        -----------------


Year ended
December 31, 1995                  $          2,063        $          1,619         $              -        $           3,682
                                   ================        ================         ================        =================

Year ended
December 31, 1996                  $          3,682        $         24,309         $              -        $          27,991
                                   ================        ================         ================        =================

Year ended
December 31, 1997                  $         27,991        $        (25,341)        $              -        $           2,650
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

TLP Columbia Management Corporation

          Name                                                  Title                                                  Age

Nicholas C. Bogard                                 Director                                                            52
Arthur P. Beecher                                  Director, President, and Clerk                                      60
Nancy E. Malone                                    Vice President, Lease Financing                                     39
Irene V. King                                      Vice President, Satellite Operations                                50
Joseph P. Colonna                                  Vice President, Marketing                                           39


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

Arthur P. Beecher is President, Director and Clerk of TCMC and TLP. Prior to joining TLP, he was an officer of CSA Financial Corp. of Boston, Massachusetts, most recently as Vice President, Finance and Administration since 1975. Mr. Beecher holds a B.S. from Boston University and is a Certified Public Accountant.

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

Item 11.  Management Remuneration and Transactions.

(a), (b), (c), (d), and (e): The Officers and Directors of the General Partner receive no current or proposed direct remuneration in such capacities, pursuant to any standard arrangements or otherwise, from the Partnership. In addition, the Partnership has not paid and does not propose to pay any options, warrants or rights to the Officers and Directors of the General Partner. There exists no remuneration plan or arrangement with any Officer or Director of the General Partner resulting from the resignation, retirement or any other termination. See note 4 to the financial statements included in Item 8. of this report for a description of the remuneration paid by the Partnership to the General Partner and its affiliates during 1997, 1996 and 1995.

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

No person or group is known by the General Partner to own beneficially more than 5% of the Partnership's 20,217 outstanding Limited Partnership Units as of December 31, 1997.

By virtue of its organization as a limited partnership, the Partnership has no Officers or Directors. See also note 1 to the financial statements included in
Item 8. and Item 10. of this report.

Item 13.  Certain Relationships and Related Transactions.

See Items 1., 8. note (4), 10. and 12. above for information concerning transactions with TCMC and Meridian-CMC and their affiliates.


                                     Part IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K: None.

                                                                                                                   Page No.

    (a) 1.  Financial Statements

          Independent Auditors' Report - KPMG Peat Marwick LLP                                                     16
          Balance Sheets at December 31, 1997 and 1996                                                             17
          Statements of Operations
             Years Ended December 31, 1997, 1996 and 1995                                                          18
          Statements of Partners' Equity (Deficit)
             Years Ended December 31, 1997, 1996 and 1995                                                          19
          Statements of Cash Flows
             Years Ended December 31, 1997, 1996 and 1995                                                          20
          Notes to Financial Statements                                                                            21 - 27

       2. Financial Statement Schedules


          Schedule II - Valuation and Qualifying Accounts and Reserves                                             28

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


Date:   March 27, 1998

By:     Arthur P. Beecher,
        President